Form 10-Q
period 2023-09-30
Apollo Medical Holdings, Inc.
filed 2023-11-09
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(626) 282-0288
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	AMEH	The Nasdaq Stock Market LLC
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

As of October 31, 2023, there were 58,283,589 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding which includes 10,299,259 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Apollo Medical Holdings, Inc. These shares are legally issued and outstanding, but treated as treasury shares for accounting purposes.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

120 Hellman	120 Hellman LLC
Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AAMG	All-American Medical Group
ACO Reach	ACO Realizing Equity, Access, and Community Health
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
AKM	AKM Medical Group, Inc.
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMG Properties	AMG Properties, LLC
AMH	ApolloMed Hospitalists, a Medical Corporation
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
AP-AMH 2	AP-AMH 2 Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APCMG	Access Primary Care Medical Group
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
BAHA	Bay Area Hospitalist Associates
CAIPA MSO	CAIPA MSO, LLC
CDSC	Concourse Diagnostic Surgery Center, LLC
CMS	Centers for Medicare & Medicaid Services
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group of Southern California
GPDC	Global and Professional Direct Contracting
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	independent practice association
Jade	Jade Health Care Medical Group, Inc.
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners, LLC
MSSP	Medicare Shared Savings Program
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
Sun Labs	Sun Clinical Laboratories
Tag 6	Tag-6 Medical Investments Group, LLC
Tag 8	Tag-8 Medical Investments Group, LLC
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	variable interest entity
ZLL	ZLL Partners, LLC

INTRODUCTORY NOTE
Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Apollo Medical Holdings, Inc., a Delaware corporation (“ApolloMed”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Report, including statements describing the participation of APA ACO, Inc. (“APAACO”) in the Global and Professional Direct Contracting Model (“GPDC Model’) or the ACO Realizing Equity, Access, and Community Health Model (“ACO REACH Model”).
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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions, any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, or other financial items, such as our projected capitation from CMS, our forward-looking guidance and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, or acquisitions; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; any statements regarding the outlook on the GPDC Model, ACO REACH Model, or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding our efforts to remediate the material weakness in our internal control over financial reporting and the timing of remediation; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.
Forward-looking statements involve risks and uncertainties, many of which are difficult to predict and are outside of our control, and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2023, including the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof, and those discussed in this Quarterly Report on Form 10-Q, including the risk factors discussed under the heading “Risk Factors” in Part II, Item 1A. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Any forward-looking statement made by the Company in this Form 10-Q speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2023	December 31, 2022
	(Unaudited)	As restated
Assets

Current assets
Cash and cash equivalents	$273,941	$288,027
Investments in marketable securities	3,021	5,567
Receivables, net	95,892	49,631
Receivables, net – related parties	86,948	65,147
Other receivables	1,501	1,834
Prepaid expenses and other current assets	13,953	14,798
Loans receivable	973	996
Loan receivable – related party	—	2,125

Total current assets	476,229	428,125

Non-current assets
Land, property, and equipment, net	128,575	108,536
Intangible assets, net	74,209	76,861
Goodwill	275,528	269,053
Income taxes receivable	15,943	15,943
Loan receivable, non-current	25,040	—
Investments in other entities – equity method	44,428	40,299
Investments in privately held entities	2,896	896
Restricted cash	345	—
Operating lease right-of-use assets	21,482	20,444
Other assets	8,586	6,056

Total non-current assets	597,032	538,088

Total assets(1)	$1,073,261	$966,213

Liabilities, mezzanine equity and equity

Current liabilities
Accounts payable and accrued expenses	$53,136	$49,562
Fiduciary accounts payable	6,257	8,065
Medical liabilities	97,519	81,255
Income taxes payable	30,112	4,279
Dividend payable	638	664
Finance lease liabilities	655	594
Operating lease liabilities	3,528	3,572

	September 30, 2023	December 31, 2022
	(Unaudited)	As restated
Current portion of long-term debt	2,991	619
Other liabilities	8,121	—

Total current liabilities	202,957	148,610

Non-current liabilities
Deferred tax liability	12,145	14,217
Finance lease liabilities, net of current portion	1,195	1,275
Operating lease liabilities, net of current portion	21,006	19,915
Long-term debt, net of current portion and deferred financing costs	206,213	203,389
Other long-term liabilities	14,105	20,260

Total non-current liabilities	254,664	259,056

Total liabilities(1)	457,621	407,666

Commitments and contingencies (Note 12)

Mezzanine equity
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation	17,931	14,237

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 46,607,356 and 46,575,699 shares issued and outstanding, excluding 10,569,340 and 10,299,259 treasury shares, as of September 30, 2023 and December 31, 2022, respectively	47	47
Additional paid-in capital	362,889	360,097
Retained earnings	230,778	182,417
Total stockholders’ equity	593,714	542,561

Non-controlling interest	3,995	1,749

Total equity	597,709	544,310

Total liabilities, mezzanine equity and equity	$1,073,261	$966,213
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1)The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $554.0 million and $523.7 million as of September 30, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $142.4 million and $131.8 million as of September 30, 2023 and December 31, 2022, respectively. The VIE balances do not include $317.7 million of investment in affiliates and $16.3 million of amounts due to affiliates as of September 30, 2023 and $304.8 million of investment in affiliates and $30.3 million of amounts due from affiliates as of December 31, 2022 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 16 — “Variable Interest Entities (VIEs)” for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Revenue
Capitation, net	$305,678	$227,571	$906,430	$677,253
Risk pool settlements and incentives	15,022	64,849	48,605	101,717
Management fee income	9,898	10,030	32,287	30,487
Fee-for-service, net	15,892	12,859	41,216	35,694
Other revenue	1,683	1,692	5,087	4,804

Total revenue	348,173	317,001	1,033,625	849,955

Operating expenses
Cost of services, excluding depreciation and amortization	275,375	240,768	857,648	691,566
General and administrative expenses	29,410	21,388	74,648	53,224
Depreciation and amortization	4,305	4,754	12,846	13,480

Total expenses	309,090	266,910	945,142	758,270

Income from operations	39,083	50,091	88,483	91,685

Other income (expense)
(Loss) income from equity method investments	(2,104)	1,452	3,104	4,397
Interest expense	(3,779)	(2,422)	(10,680)	(5,348)
Interest income	3,281	223	9,617	690
Unrealized loss on investments	(342)	(6,763)	(5,875)	(17,591)
Other income (expense)	1,876	(1,318)	4,265	2,328

Total other (expense) income, net	(1,068)	(8,828)	431	(15,524)

Income before provision for income taxes	38,015	41,263	88,914	76,161

Provision for income taxes	10,042	17,366	30,971	29,537

Net income	27,973	23,897	57,943	46,624

Net income (loss) attributable to non-controlling interest	5,914	712	9,582	(2,275)

Net income attributable to Apollo Medical Holdings, Inc.	$22,059	$23,185	48,361	$48,899

Earnings per share – basic	$0.47	$0.52	$1.04	$1.09

Earnings per share – diluted	$0.47	$0.50	$1.03	$1.06

Weighted average shares used in computing earnings per share:
Basic	46,547,502	44,946,725	46,527,350	44,795,295
Diluted	46,920,607	46,152,536	46,881,567	45,993,001
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2023 (restated)	$14,237	46,575,699	$47	$360,097	$182,417	$1,749	$544,310
Net (loss) income (restated)	(1,729)	—	—	—	13,132	1,085	14,217
Shares issued for vesting of restricted stock awards	—	57,825	—	(109)	—	—	(109)
Shares issued for exercise of options and warrants	—	125,000	—	1,250	—	—	1,250
Purchase of treasury shares	—	(270,081)	—	(9,539)	—	—	(9,539)
Share-based compensation	—	—	—	3,445	—	—	3,445
Dividends	—	—	—	—	—	(120)	(120)
Transfer of common control entities (restated)	1,769	—	—	(2,447)	—	—	(2,447)
Balance at March 31, 2023 (restated)	$14,277	46,488,443	$47	$352,697	$195,549	$2,714	$551,007
Net income	3,245	—	—	—	13,170	1,067	14,237
Purchase of non-controlling interest	—	—	—	—	—	(50)	(50)
Sale of non-controlling interest	—	—	—	—	—	106	106
Shares issued for vesting of restricted stock awards	—	42,734	—	(464)	—	—	(464)
Share-based compensation	—	—	—	4,213	—	—	4,213
Issuance of shares for business acquisition	—	22,340	—	800	—	—	800
Dividends	(601)	—	—	—	—	(96)	(96)
Tax impact from dividends	(3,076)	—	—	—	—	—	—
Balance at June 30, 2023	$13,845	46,553,517	$47	$357,246	$208,719	$3,741	$569,753
Net income	4,236	—	—	—	22,059	1,678	23,737
Purchase of treasury shares	(150)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	53,839	—	(63)	—	—	(63)
Share-based compensation	—	—	—	5,706	—	—	5,706
Dividends	—	—	—	—	—	(1,424)	(1,424)
Balance at September 30, 2023	$17,931	46,607,356	$47	$362,889	$230,778	$3,995	$597,709

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2022 (restated)	$56,535	44,630,873	$45	$310,876	$137,246	$5,940	$454,107
Net (loss) income (restated)	(3,252)	—	—	—	13,764	938	14,702
Purchase of non-controlling interest	—	—	—	—	—	(200)	(200)
Sale of non-controlling interest	—	—	—	—	—	36	36
Share buy back	(230)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	81,779	—	—	—	—	—
Shares issued for exercise of options and warrants	—	124,735	—	1,573	—	—	1,573
Share-based compensation	—	—	—	3,055	—	—	3,055
Issuance of shares for business acquisition	—	18,756	—	1,000	—	—	1,000
Cancellation of restricted stock awards	—	(11,084)	—	(457)	—	—	(457)
Dividends	—	—	—	—	—	(1,178)	(1,178)
Balance at March 31, 2022 (restated)	$53,053	44,845,059	$45	$316,047	$151,010	$5,536	$472,638
Net (loss) income (restated)	(2,019)	—	—	—	11,950	1,346	13,296
Shares issued for vesting of restricted stock awards	—	108,933	—	(253)	—	—	(253)
Shares issued for exercise of options and warrants	—	15,718	—	165	—	—	165
Purchase of treasury shares	—	(250,000)	—	(9,250)	—	—	(9,250)
Share-based compensation	—	—	—	3,920	—	—	3,920
Investment in non-controlling interest	—	—	—	—	—	371	371
Dividends	(10,000)	—	—	—	—	(1,374)	(1,374)
Balance at June 30, 2022 (restated)	$41,034	44,719,710	$45	$310,629	$162,960	$5,879	$479,513
Net (loss) income (restated)	(707)	—	—	—	23,185	1,419	24,604
Purchase of non-controlling interest	—	—	—	—	—	(4,138)	(4,138)
Sale of non-controlling interest	—	—	—	—	—	28	28
Share buy back	(168)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	2,570	—	(62)	—	—	(62)
Shares issued for exercise of options and warrants	—	162,242	—	1,046	—	—	1,046
Share-based compensation	—	—	—	3,502	—	—	3,502
Dividends	—	—	—	—	—	(120)	(120)
Balance at September 30, 2022 (restated)	$40,159	44,884,522	$45	$315,115	$186,145	$3,068	$504,373

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
		(Restated)
Cash flows from operating activities
Net income	$57,943	$46,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,846	13,480
Amortization of debt issuance cost	711	703
Share-based compensation	13,364	10,477
Gain on sale of equity securities	—	(2,272)
Unrealized loss on investments	6,898	21,894
Income from equity method investments	(3,104)	(4,397)
Unrealized gain on interest rate swaps	(1,022)	(4,302)
Deferred tax	(3,936)	(3,054)
Other	—	901
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(46,261)	(58,325)
Receivables, net – related parties	(21,801)	(21,832)
Other receivables	2,303	(31,988)
Prepaid expenses and other current assets	(1,246)	3,228
Loan receivable, non-current	(40)	—
Right-of-use assets	5,223	2,843
Other assets	(180)	(682)
Accounts payable and accrued expenses	(1,119)	765
Fiduciary accounts payable	(1,808)	(4,029)
Medical liabilities	10,108	37,491
Income taxes payable/receivable	25,154	(10,395)
Operating lease liabilities	(5,215)	(3,059)
Other long-term liabilities	109	3,118
Net cash provided by (used in) operating activities	48,927	(2,811)

Cash flows from investing activities
Payments for business and asset acquisitions, net of cash acquired	(4,674)	(5,614)
Proceeds from repayment of loans receivable – related parties	2,200	4,051
Purchase of marketable securities	(2,125)	(1,750)
Issuance of loan receivable	(25,000)	—
Purchase of investments - privately held	(2,000)	—
Purchase of investments - equity method	(325)	—
Purchases of property and equipment	(21,472)	(22,054)
Proceeds from sale of marketable securities	—	6,438
Distribution from investment - equity method	—	400
Contribution to investment - equity method	(700)	(1,785)
Net cash used in investing activities	(54,096)	(20,314)

	Nine Months Ended September 30,
	2023	2022
		(Restated)
Cash flows from financing activities
Dividends paid	(2,266)	(12,676)
Repayment of long-term debt	(461)	(3,714)
Payment of finance lease obligations	(505)	(417)
Proceeds from the exercise of stock options and warrants	1,250	2,784
Repurchase of shares	(9,689)	(9,648)
Proceeds from sale of non-controlling interest	—	67
Purchase of non-controlling interest	(50)	(4,338)
Borrowings on loans	3,149	1,986
Net cash used in financing activities	(8,572)	(25,956)

Net decrease in cash and cash equivalents	(13,741)	(49,081)

Cash and cash equivalents beginning of period	288,027	233,097

Cash and cash equivalents end of period	$274,286	$184,016

Supplementary disclosures of cash flow information
Cash paid for income taxes	$7,881	$41,811
Cash paid for interest	9,670	4,386

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$6,626	$—
Tax impact from APC dividends to APC Shareholders	$3,076	$—
Fixed asset obtained in exchange for finance lease liabilities	$—	$398
Common stock issued in business combination	$—	$1,000
Mortgage loan	$—	$16,275
Cashless exercise of warrants	$—	$694

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$273,941	$184,016
Restricted cash	345	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$274,286	$184,016

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
Headquartered in Alhambra, California, ApolloMed’s subsidiaries and VIEs include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), an accountable care organization (“ACO”) participating in the ACO REACH model, and clinical operations. Together, ApolloMed provides value-based care enablement services and care delivery with our consolidated care partners. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, and hospitalists.
Segments
The Company’s reportable segments changed from one to three in the first quarter of 2023 as a result of certain changes to the information regularly provided to the Company’s chief operating decision makers (“CODMs”) when reviewing the Company’s performance as well as an effort to provide additional transparency to investors and other financial statement users. The three segments identified by the Company are Care Partners, Care Delivery and Care Enablement, which are described as follows:
Care Partners
The Company’s Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners with a shared vision for coordinated care delivery. By leveraging the Company’s unique care enablement platform and ability to recruit, empower, and incentivize physicians to effectively manage total cost of care, the Company is able to organize partnered providers into successful multi-payer risk-bearing organizations which take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare, Medicaid, commercial, and exchange. Through the Company’s network of IPAs, ACOs, and Restricted Knox-Keene licensed health plan, the Company’s healthcare delivery entities are responsible for coordinating and delivering high-quality care to their patients.
The Company’s consolidated IPAs consist of the following:
•Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”);
•Alpha Care Medical Group, Inc. (“Alpha Care”);
•Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”);
•Jade Health Care Medical Group, Inc. (“Jade”), (v) Access Primary Care Medical Group (“APCMG”); and
•All American Medical Group (“AAMG”);

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
Care Delivery
The Company’s Care Delivery segment is a patient-centric, data-driven care delivery organization focused on delivering high-quality and accessible care to all patients. The Company’ care delivery organization includes primary care, multi-specialty care, and ancillary care services. This segment includes the following:
•Primary care clinics, operating under the AMG, a Professional Medical Corporation (“AMG”) and Valley Oaks Medical Group (“VOMG”) brands;
•Multi-specialty care clinics and medical groups, operating under the ApolloMed Hospitalists, a Medical Corporation (“AMH”), Southern California Heart Centers, a Medical Corporation (“SCHC”), and AllCare Women’s Health brands; and
•Ancillary service providers, operating under the 1 World Medicine Urgent Care Corporation (“1 World”), DMG, Concourse Diagnostic Surgery Center, LLC (“CDSC”), and Sun Clinical Laboratories (“Sun Labs”) brands.
On February 23, 2023, AP-AMH 2 purchased 100% of the shares of capital stock of AMG, 1 World, and Eleanor Leung M.D., a Professional Medical Corporation from APC-LSMA. As a result of these purchases, these entities are consolidated entities of AP-AMH 2. On May 1, 2023 the Company sold 25% of Eleanor Leung M.D. to two of its physicians. As a result, AP-AMH 2 owns 75% of Eleanor Leung M.D. AMG provides professional and post-acute care services to patients through its network of doctors and nurse practitioners, 1 World is an urgent care center, and Eleanor Leung M.D. provides specialized care for women’s health operating as AllCare Women’s Health.
Care Enablement
The Company’s Care Enablement segment is an integrated, end-to-end clinical and administrative platform, powered by the Company’s proprietary technology suite, which provides operational, clinical, financial, technology, management, and strategic services in order to enable success in the delivery of high-quality, value-based care for providers and payers. The Company provides solutions to providers, including independent physicians, provider and medical groups, and accountable care organizations, and payers, including health plans and other risk-bearing organizations. The Company’s platform meets providers and payers where they are, with a wide spectrum of solutions across the total cost of care risk spectrum, ranging from solutions for fee-for-service entities to global risk-bearing entities, and across patient types, including Medicare, Medicaid, commercial, and exchange-insured patients. This segment includes the Company’s wholly owned subsidiaries which operate as management services organizations, NMM and Apollo Medical Management (“AMM”), which enter into long-term management and/or administrative services agreements with providers and payers. By leveraging the Company’s care enablement platform, providers and payers can improve their ability to deliver high-quality care to their patients and achieve better patient outcomes.
Other Affiliates
The Company’s other affiliates are not included as a reportable segment and primarily consist of the following real estate operations:
•Medical Property Partners, LLC (“MPP”);
•AMG Properties, LLC (“AMG Properties”);
•ZLL Partners, LLC (“ZLL”);
•Tag-8 Medical Investment Group, LLC (“Tag 8”); and
•Tag-6 Medical Investment Group, LLC (“Tag 6”).

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

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on August 9, 2023. In the opinion of management, all material adjustments (consisting of normal recurring adjustments as well as intercompany accounts and transactions, which have been eliminated) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future periods.
Principles of Consolidation
The consolidated balance sheets as of September 30, 2023 and December 31, 2022, and the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022, include the following:
•ApolloMed;
•ApolloMed’s consolidated subsidiaries; NMM, AMM, APAACO, Orma Health Inc, Provider Growth Solutions, LLC, and FYB;
•ApolloMed’s consolidated VIEs; AP-AMH, AP-AMH 2, Sun Labs, DMG, and VOMG;
•AP-AMH 2’s consolidated subsidiaries; APCMG, Jade, AAMG, AMG, 1 World, and Eleanor Leung M.D., a Professional Medical Corporation;
•AMM’s consolidated VIEs; SCHC and AMH;
•NMM’s consolidated VIE; APC;
•APC’s consolidated subsidiaries; Universal Care Acquisition Partners, LLC* (“UCAP”), MPP*, AMG Properties*, ZLL*, ICC, and 120 Hellman LLC* (“120 Hellman”);
•APC’s consolidated VIEs; CDSC, APC-LSMA, Tag 8*, and Tag 6*; and
•APC-LSMA’s consolidated subsidiaries; Alpha Care and Accountable Health Care.
* These entities are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation, and consequently will not affect net income attributable to ApolloMed.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2022.

Restatement of Previously Issued Financial Statements
The Company filed Amendment No. 1 on Form 10-K (“Form 10-K/A”) and Amendment No. 1 on Form 10-Q (“Form 10-Q/-A”) with the SEC on August 9, 2023 to restate previously issued consolidated financial statements and financial information as of December 31, 2022 and 2021 and for the fiscal years ended December 31, 2022, 2021 and 2020 in the Form 10-K/A and unaudited consolidated financial statements and financial information as of March 31, 2023 and for each of the three months ended March 31, 2023 and 2022 in the Form 10-Q/A. The Form 10-K/A also provided restated interim financial information for the quarterly fiscal 2022 periods.
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
Variable Interest Model
If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company; that is, the Company has:
•The power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and
•The obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (economics).
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
Reportable Segments
As of September 30, 2023, the Company operates in three reportable segments:
•Care Partners;
•Care Delivery; and
•Care Enablement.
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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of September 30, 2023 and December 31, 2022, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $301.8 million and $324.7 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

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
The Company’s loan receivable and loan receivable – related party consists of promissory notes that accrue interest per annum. As of September 30, 2023, promissory notes are expected to be collected by their maturity dates.
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
Concentrations of Credit Risks
The Company disaggregates revenue from contracts by service type and payer type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payer type for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Commercial	$43,495	$41,774	$122,421	$125,938
Medicare	222,387	188,416	660,855	469,797
Medicaid	65,469	72,054	201,920	209,277
Other third parties	16,822	14,757	48,429	44,943
Revenue	$348,173	$317,001	$1,033,625	$849,955

The Company had major payers that contributed the following percentages of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Payer A	*	*	*	10.0%
Payer B	37.4%	40.1%	39.0%	34.2%
Payer D	12.4%	*	*	*
*Less than 10% of total net revenues
The Company had major payers that contributed to the following percentages of receivables and receivables – related parties:

	As of September 30, 2023	As of December 31, 2022
		(Restated)
Payer B	32.0%	26.0%
Payer C	44.0%	52.0%
Revenue Recognition
The Company receives payments from the following sources for services rendered:
•Commercial insurers;
•Federal government under the Medicare program administered by CMS;
•State governments under the Medicaid and other programs;
•Other third-party payers (e.g., hospitals and IPAs); and
•Individual patients and clients.
Revenue primarily consists of the following:
•Capitation revenue;
•Risk pool settlements and incentives;
•GPDC/ACO REACH revenue;
•Management fee revenue; and
•FFS revenue.
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
3.    Business Combinations, Asset Acquisitions, and Goodwill
Texas Independent Providers, LLC
On September 1, 2023, the Company acquired certain assets relating to Texas Independent Providers, LLC (“TIP”). The acquired assets allow the Company to provide high-quality care services to Medicare Advantage patients in Texas. The purchase price consisted of cash funded on September 1, 2023.
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
Chinese Community Health Care Association (“CCHCA”)
On March 1, 2023, the Company acquired certain healthcare assets from CCHCA. The acquired assets allow the Company to provide high-quality care to more patients in the San Francisco Community. The purchase price consisted of cash funded on May 1, 2023.

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
Goodwill is not deductible for tax purposes. The Company had no impairment of its goodwill or indefinite-lived intangible assets during the nine months ended September 30, 2023 and 2022.
The change in the carrying value of goodwill for the nine months ended September 30, 2023 was as follows (in thousands):

Balance, January 1, 2023 (restated)	$269,053
Acquisitions	5,423
Adjustments	1,052
Balance, September 30, 2023	$275,528

4.    Intangible Assets, Net
At September 30, 2023, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross September 30, 2023	Accumulated Amortization	Net September 30, 2023
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(102,603)	48,076
Management contracts	15	22,832	(16,322)	6,510
Member relationships	10-14	23,444	(6,764)	16,680
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(295)	716
Developed technology	6	107	(30)	77
		$202,283	$(128,074)	$74,209

At December 31, 2022, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2022	Accumulated Amortization	Net December 31, 2022
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(95,451)	55,228
Management contracts	15	22,832	(15,208)	7,624
Member relationships	12	16,633	(5,619)	11,014
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(257)	754
Developed technology	6	107	(16)	91
		$195,472	$(118,611)	$76,861

For the three months ended September 30, 2023 and 2022, the Company recognized amortization expense of $3.2 million and $3.4 million, respectively, in depreciation and amortization on the accompanying consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized amortization expense of $9.5 million and $10.6 million, respectively, in depreciation and amortization on the accompanying consolidated statements of operations. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the nine months ended September 30, 2023 and 2022.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2023 (excluding the nine months ended September 30, 2023)	$3,173
2024	12,715
2025	11,573
2026	10,156
2027	8,729
Thereafter	25,713

Total	$72,059

5.    Investments in Other Entities
Equity Method
For the nine months ended September 30, 2023 and 2022, the Company’s equity method investment balance consisted of the following (in thousands):

	% of Ownership	December 31, 2022	Initial Investment	Allocation of Income (Loss)	Funding	Distribution	September 30, 2023
LaSalle Medical Associates – IPA Line of Business	25%	$5,684	$—	$2,642	$—	$—	$8,326
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,878	—	(219)	—	—	1,659
531 W. College, LLC *	50%	17,281	—	(387)	700	—	17,594
One MSO, LLC *	50%	2,718	—	330	—	—	3,048
CAIPA MSO, LLC	30%	12,738	—	575	—	—	13,313
Other **	25%	—	325	163	—	—	488
		$40,299	$325	$3,104	$700	$—	$44,428

	% of Ownership	December 31, 2021	Allocation of Net Income (Loss)	Funding Reclassified To Loan Receivable	Funding	Entity Consolidated	Distribution	September 30, 2022
LaSalle Medical Associates – IPA Line of Business	25%	$3,034	$3,885	$(2,125)	$—	$—	$—	$4,794
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,719	(20)	—	—	—	—	1,699
531 W. College, LLC *	50%	17,230	(420)	—	350	—	—	17,160
One MSO, LLC *	50%	2,910	306	—	—	—	(400)	2,816
Tag-6 Medical Investment Group, LLC*	100%	4,830	153	—	1,435	(6,418)	—	—
CAIPA MSO, LLC	30%	11,992	493	—	—	—	—	12,485
		$41,715	$4,397	$(2,125)	$1,785	$(6,418)	$(400)	$38,954
* Investment is deemed Excluded Assets that are solely for the benefit of APC and its shareholders.
** Other consists of smaller equity method investments.

For the three months ended September 30, 2023 and 2022, the Company’s equity method investment balance consisted of the following (in thousands):

	% of Ownership	June 30, 2023	Initial Investment	Allocation of Net Income (Loss)	Funding	Distribution	September 30, 2023
LaSalle Medical Associates – IPA Line of Business	25%	$10,537	$—	$(2,211)	$—	$—	$8,326
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,655	—	4	—	—	1,659
531 W. College, LLC *	50%	17,070	—	(176)	700	—	17,594
One MSO, LLC *	50%	2,960	—	88	—	—	3,048
CAIPA MSO, LLC	30%	13,190	—	123	—	—	13,313
Other **	25%	420	—	68	—	—	488
		$45,832	$—	$(2,104)	$700	$—	$44,428

	% of Ownership	June 30, 2022	Allocation of Net Income (Loss)	Funding Reclassified To Loan Receivable	Funding	Entity Consolidated	Distribution	September 30, 2022
LaSalle Medical Associates – IPA Line of Business	25%	$3,444	$1,350	$—	$—	$—	$—	$4,794
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,741	(42)	—	—	—	—	1,699
531 W. College, LLC *	50%	17,175	(115)	—	100	—	—	17,160
One MSO, LLC *	50%	2,764	52	—	—	—	—	2,816
Tag-6 Medical Investment Group, LLC*	100%	6,376	42	—	—	(6,418)	—	—
CAIPA MSO, LLC	30%	12,320	165	—	—	—	—	12,485
		$43,820	$1,452	$—	$100	$(6,418)	$—	$38,954
* Investment is deemed Excluded Assets that are solely for the benefit of APC and its shareholders.
** Other consists of smaller equity method investments.
There was no impairment loss recorded related to equity method investments for the three and nine months ended September 30, 2023 and 2022.

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

IntraCare
In July 2023, the Company entered into a five-year convertible promissory note with IntraCare as the borrower. The principal on the note is $25.0 million with interest on the outstanding principal amount and unpaid interest at a rate per annum equal to 8.81%, compounded annually. In the event that the convertible promissory note remains outstanding on or after the maturity date of July 27, 2028, the outstanding principal balance and any unpaid accrued interest shall, upon the election of the Company, convert into IntraCare preferred shares.
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

7.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable and other accruals	$9,209	$10,473
Capitation payable	4,947	4,229
Subcontractor IPA payable	3,781	2,415
Professional fees	4,155	2,709
Due to related parties	1,840	3,304
Contract liabilities	822	531
Accrued compensation	15,421	15,301
Other provider payable	12,961	10,600
Total accounts payable and accrued expenses	$53,136	$49,562

8.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	September 30, 2023	September 30, 2022
Medical liabilities, beginning of period (restated)	$81,255	$55,783
Acquired (see Note 3)	6,157	1,609
Components of medical care costs related to claims incurred:
Current period	642,880	469,518
Prior periods	(13,251)	3,649
Total medical care costs	629,629	473,167
Payments for medical care costs related to claims incurred:
Current period	(547,212)	(368,851)
Prior periods	(74,966)	(66,177)
Total paid	(622,178)	(435,028)
Adjustments	2,656	(647)

Medical liabilities, end of period	$97,519	$94,884

9.    Credit Facility, Bank Loans, and Lines of Credit
The Company’s debt balance consisted of the following (in thousands):

	September 30, 2023	December 31, 2022

Revolver Loan	$180,000	$180,000
Real Estate Loans*	22,707	23,168
Construction Loan*	7,106	4,159
Promissory Note Payable	2,000	—
Total debt	211,813	207,327

Less: Current portion of debt	(2,991)	(619)
Less: Unamortized financing costs	(2,609)	(3,319)

Long-term debt	$206,213	$203,389
*Loans are deemed Excluded Assets that are solely for the benefit of APC and its shareholders.
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of September 30, 2023 and December 31, 2022, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2023 (excluding the nine months ended September 30, 2023)	$158
2024	3,234
2025	7,895
2026	181,164
2027	1,182
Thereafter	18,180

Total	$211,813
Credit Facility
Amended Credit Agreement
The Amended and Restated Credit Agreement, dated as of June 16, 2021, entered into among the Company, the lenders party thereto and the Administrative Agent (as amended, the “Amended Credit Agreement”) provides for a five-year revolving credit facility to the Company of $400.0 million, which includes a letter of credit sub-facility of up to $25.0 million and a swingline loan sub-facility of $25.0 million, which expires on June 16, 2026. The Company is required to pay an annual agent fee of $50,000 and an annual facility fee of 0.175% to 0.350% on the available commitments under the Amended Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company will pay fees for standby letters of credit at an annual rate equal to 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. The Company is also required to pay customary fees between the Company and Truist Bank, the lead arranger of the Amended Credit Agreement.
Under the Amended Credit Agreement, the debt bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, calculated two U.S. Government Securities Business Days prior to the first day of such interest period, as such rate is published by the Term SOFR Administrator (Federal Reserve Bank of New York), adjusted for any Term SOFR Adjustment, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of September 30, 2023, the interest rate on the Credit Agreement was 6.92%.
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
On September 8, 2023, a Second Amendment to the Amended Credit Agreement was entered into which, among other things, (i) increased the letter of credit sub-facility from $25.0 million to $50.0 million; (ii) revised the form of compliance certificate required to be submitted by the Company to the lenders on a quarterly basis; and (iii) waived the Specified Events of Default (as defined in the amendment) that occurred under the Amended Credit Agreement, relating to the Company’s calculation of Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement) and payment of certain interest and letter of credit fees, in each case, for the periods from the quarter ended September 30, 2021 through the quarter ended March 31, 2023.
Deferred Financing Costs
In September 2019, the Company recorded deferred financing costs of $6.5 million related to its entry into the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight-line amortization. The remaining unamortized deferred financing costs related to the Credit Facility and the new costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility. At September 30, 2023 and December 31, 2022, the unamortized deferred financing cost was $2.6 million and $3.3 million, respectively.

Real Estate Loans (Excluded Assets for the benefit of APC and its subsidiaries)
MPP
On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of September 30, 2023, the principal on the loan was $5.8 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is unavailable, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties
On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of September 30, 2023, the principal on the loan was $0.6 million with a variable interest rate of 0.30% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is unavailable, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
ZLL
On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of September 30, 2023, the principal on the loan was $0.6 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is unavailable, East West Bank may designate a substitute index after notifying ZLL. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
120 Hellman LLC
On January 25, 2022, 120 Hellman LLC (“120 Hellman”), a subsidiary of APC, entered into a loan agreement with MUFG Union Bank N.A. with the principal on the loan of $16.3 million and a maturity date of March 1, 2032. The loan was used to purchase property in Monterey Park, California. As of September 30, 2023, the principal on the loan was $15.7 million. The variable interest rate is 2.0% in excess of Daily Simple SOFR, which is the daily rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If the index is unavailable, MUFG Union Bank N.A. may designate a substitute index after notifying 120 Hellman. Monthly payments on the principal and interest began on April 1, 2022. Should interest not be paid when due, it shall become part of the principal and bear interest. 120 Hellman must maintain a Cash Flow to Debt Service ratio (defined as net profit after taxes, to which depreciation, amortization and other non-cash items are added and divided by the current portion of long-term debt and capital leases) of not less than 1.25 to 1 and 35% or more of the property must also be occupied by APC.

Construction Loan (Excluded Assets for the benefit of APC and its subsidiaries)
In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”). Tag 8 is a VIE consolidated by the Company.
The Construction Loan allows Tag 8 to borrow up to $10.7 million. In December 2022, the Construction Loan was amended to extend the maturity date to March 1, 2024 (“Construction Loan Term”). If construction is completed and there are no events of default or substantial deterioration in the financial condition of Tag 8 or APC, guarantor on the loan agreement, at the maturity date of the Construction Loan Term, the loan shall convert to an amortizing loan with an amended extended maturity date of March 1, 2034 (“Permanent Loan Term”). Under the amended Construction Loan, upon conversion to the Permanent Loan Term, monthly principal and interest payments shall be made beginning April 1, 2024. The principal balance will bear interest at the SOFR reference rate. As of September 30, 2023, the likelihood of the construction being completed by the maturity date is probable. The loan balance as of September 30, 2023 was $7.1 million. Once the loan converts to the Permanent Loan Term, APC, as Tag 8’s guarantor, must maintain a Cash Flow Coverage Ratio (defined as consolidated EBITDA minus unfinanced capital expenditures and distributions paid divided by the sum of current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

Promissory Note Payable
FYB Promissory Note Agreement with CCHCA
In May 2021, FYB entered into a promissory note agreement with CCHCA. The principal on the promissory note is $2.0 million, with a maturity date of May 9, 2024. The interest rate is the prime rate plus 1.0%. The prime rate is updated annually on the effective date of the note and published by the Wall Street Journal.
Effective Interest Rate
The Company’s average effective interest rate on its total debt during the nine months ended September 30, 2023 and 2022, was 6.07% and 2.83%, respectively. Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended September 30, 2023 and 2022, of $0.2 million and $0.2 million, respectively, and for the nine months ended September 30, 2023 and 2022, of $0.7 million and $0.7 million, respectively.
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
Standby Letters of Credit
The Company established irrevocable standby letters of credit with Truist Bank under the Amended Credit Agreement for a total of $36.5 million for the benefit of CMS. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present, or any future expiration date.
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

10.    Mezzanine and Stockholders’ Equity
Mezzanine Equity
APC
As the redemption feature of the APC shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable, as of September 30, 2023 and December 31, 2022.
Stockholders’ Equity
As of September 30, 2023, 41,048 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the 2017 Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the 2017 merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.
Treasury Stock
APC owned 10,299,259 shares of ApolloMed’s common stock as of September 30, 2023 and December 31, 2022. While such shares of ApolloMed’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the consolidated financial statements.
During the nine months ended September 30, 2023 the Company bought back 270,081 shares of its common stock. These are included as treasury stock.
As of September 30, 2023 and December 31, 2022, the total treasury stock was 10,569,340 and 10,299,259, respectively.
Dividends
During the three months ended September 30, 2023 and 2022, APC did not pay dividends. During the nine months ended September 30, 2023 and 2022, APC paid dividends of $0 and $10.0 million, respectively. These dividends are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, they have no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation, and consequently will not affect net income attributable to ApolloMed.
During the three months ended September 30, 2023 and 2022, CDSC paid dividends of $1.3 million and $0, respectively. During the nine months ended September 30, 2023 and 2022, CDSC paid dividends of $1.3 million and $2.9 million, respectively.

11.    Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three and nine months ended September 30, 2023 and 2022, and associated with the issuance of restricted shares of common stock and vesting of stock options that are included in general and administrative expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$406	$947	$1,393	$2,868
Restricted stock	5,300	2,555	11,971	7,609
Total stock-based compensation expense	$5,706	$3,502	$13,364	$10,477
Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2023 was $33.7 million.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2023	859,850	$25.88	2.19	$10.3
Options granted	—	—	—	—
Options exercised	(125,000)	10.00	—	3.3
Options forfeited	(50,000)	0.10	—	—

Options outstanding at September 30, 2023	684,850	$30.66	1.92	$7.0

Options exercisable at September 30, 2023	589,522	$21.80	1.51	$6.7
During the nine months ended September 30, 2023, options were exercised for 125,000 shares of the Company’s common stock, resulting in proceeds of $1.3 million. During the nine months ended September 30, 2022, options were exercised for 41,603 shares of the Company’s common stock, resulting in proceeds of $0.7 million.
Restricted Stock
The Company grants restricted stock to officers and employees, which are earned based on service conditions. The grant date fair value of the restricted stock is that day’s closing market price of the Company’s common stock. During the nine months ended September 30, 2023, the Company granted 353,181 shares of restricted stock with performance based conditions and 340,107 shares of restricted stock without performance based conditions. During the nine months ended September 30, 2023, the weighted average grant date fair value of restricted stock with and without performance based conditions was $32.54 and $33.13, respectively. As of September 30, 2023, unvested restricted stock awards, including performance based restricted stock awards totaled 1.3 million shares.
Warrants
All warrants issued by the Company expired as of December 31, 2022. As a result, there are no outstanding warrants as of September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2022, common stock warrants were exercised for 281,742 shares of the Company’s common stock, which resulted in proceeds of approximately $2.0 million. The exercise price ranged from $10.00 to $11.00 per share for the exercises during the nine months ended September 30, 2022.

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
Standby Letters of Credit
The Company established irrevocable standby letters of credit with Truist Bank for a total of $36.5 million for the benefit of CMS (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).
APC and Alpha Care established irrevocable standby letters of credit with Preferred Bank for a total of $0.1 million and $3.8 million, respectively, for the benefit of certain health plans (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).
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

13.    Related-Party Transactions
During the three months ended September 30, 2023 and 2022, NMM recognized approximately $4.3 million and $4.8 million, respectively in management fees from LMA. During the nine months ended September 30, 2023 and 2022, NMM recognized approximately $16.2 million and $15.9 million, respectively. LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities - Equity Method”). On August 31, 2023, the management service agreement between LMA’s IPA and NMM was terminated.
During the three months ended September 30, 2023 and 2022, NMM recognized approximately $0.5 million and $0.5 million, respectively in management fees from Arroyo Vista Family Health Center (“Arroyo Vista”). During the nine months ended September 30, 2023 and 2022, NMM recognized approximately $1.6 million and $1.4 million, respectively. During the three months ended September 30, 2023 and 2022, the Company paid approximately $0.1 million and $0.1 million, respectively, to Arroyo Vista for services as a provider. During the nine months ended September 30, 2023 and 2022, the Company paid approximately $0.3 million and $0.2 million, respectively. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. During the three months ended September 30, 2023 and 2022, APC paid approximately $0.8 million and $0.7 million, respectively, to PMIOC for provider services. During the nine months ended September 30, 2023 and 2022, APC paid approximately $1.9 million and $2.0 million, respectively. PMIOC is accounted for under the equity method based on the 40% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three and nine months ended September 30, 2023, the Company paid approximately $0.3 million and $0.8 million, respectively, to Song PC for provider services. As of January 2023, Song PC is accounted for under the equity method accounting as AP-AMH 2 has the ability to exercise significant influence, but not control over Song PC’s operations.
During the three months ended September 30, 2023 and 2022, APC paid approximately $0.1 million and $0.1 million, respectively, to Advanced Diagnostic Surgery Center for services as a provider. During the nine months ended September 30, 2023 and 2022, APC paid approximately $0.2 million and $0.3 million, respectively. During the three months ended September 30, 2023 and 2022, MPP recognized approximately $0.1 million and $0.1 million, respectively, in rental income from Advanced Diagnostic Surgery Center. During the nine months ended September 30, 2023 and 2022, MPP recognized approximately $0.4 million and $0.4 million, respectively, in rental income from Advanced Diagnostic Surgery Center. Advanced Diagnostic Surgery Center shares common ownership with certain board members of ApolloMed and APC.
During the three months ended September 30, 2023 and 2022, APC paid approximately $0 and $0.2 million, respectively, to Fulgent Genetics, Inc. for services as a provider. During the nine months ended September 30, 2023 and 2022, APC paid approximately $10,000 and $0.5 million, respectively. One of the Company’s board members is a board member of Fulgent Genetics, Inc.
During the three months ended September 30, 2023 and 2022, the Company paid approximately $0.2 million and $1.8 million, respectively, to Sunny Village Care Center for services as a provider. During the nine months ended September 30, 2023 and 2022, the Company paid approximately $1.0 million and $2.8 million, respectively. During the three months ended September 30, 2023 and 2022, Tag 6 recognized approximately $0.4 million and $0.1 million, respectively, in rental income from Sunny Village Care Center. During the nine months ended September 30, 2023 and 2022, Tag 6 recognized approximately $0.9 million and $0.1 million, respectively, in rental income from Sunny Village Care Center. Tag 6 was consolidated by APC in August 2022. Sunny Village Care Center shares common ownership with certain ApolloMed officers and board members of ApolloMed and APC.
During the nine months ended September 30, 2023, ApolloMed paid $9.5 million to purchase ApolloMed’s stock from a board member. During the nine months ended September 30, 2022, APC paid $9.3 million to purchase ApolloMed’s stock from a board member.
During the three months ended September 30, 2023 and 2022, NMM incurred rent expense of approximately $0.4 million and $0.4 million, respectively, to One MSO for an office lease. During the nine months ended September 30, 2023 and 2022, NMM incurred rent expense of approximately $1.1 million and $1.1 million, respectively. One MSO is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).

During the three and nine months ended September 30, 2023 AMG incurred rent expense of approximately $0.1 million to First Commonwealth Property, LLC for an office lease. First Commonwealth Property, LLC shares common ownership with certain board members of APC and NMM.
The Company has agreements with Health Source MSO Inc., a California corporation (“HSMSO”), Aurion Corporation (“Aurion”), and AHMC for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO, and Aurion. Aurion is also partially owned by one of the Company’s board members. Revenue with AHMC and HSMSO consists of capitation, risk pool, and miscellaneous fees and expenses consist of claims expense, management fees, and consulting fees.
The following table sets forth revenue recognized and fees incurred related to AHMC, HSMSO, and Aurion for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30, 2023			Three months ended September 30, 2022
	AHMC	HSMSO	Aurion	AHMC	HSMSO	Aurion
Revenue	$5,619	$326	$—	$15,071	$74	$—
Expenses	6,445	(200)	75	1,539	469	75
Net	$(826)	$526	$(75)	$13,532	$(395)	$(75)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	AHMC	HSMSO	Aurion	AHMC	HSMSO	Aurion
Revenue	$37,337	$950	$—	$43,361	$793	$—
Expenses	18,505	35	225	4,044	1,916	225
Net	$18,832	$915	$(225)	$39,317	$(1,123)	$(225)

The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the three months ended September 30, 2023 and 2022, the Company has recognized risk pool revenue of $4.2 million and $13.6 million, respectfully. During the nine months ended September 30, 2023 and 2022, the Company has recognized risk pool revenue of $33.0 million and $38.9 million, respectfully. The Company has a risk pool receivable balance of $78.7 million and $58.7 million as of September 30, 2023 and December 31, 2022, respectively.
During the three months ended September 30, 2023 and 2022, APC paid an aggregate of approximately $11.6 million and $14.2 million, respectively, to board members for provider services which included approximately $1.3 million and $5.8 million, respectively, to APC board members who are also officers of APC. During the nine months ended September 30, 2023 and 2022, APC paid an aggregate of approximately $30.5 million and $35.3 million, respectively, to board members for provider services which included approximately $3.9 million and $11.0 million, respectively, to board members who are also officers of APC.
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
The Company’s effective income tax rate for the nine months ended September 30, 2023 and 2022, was 34.8% and 38.8%, respectively. The tax rate for the nine months ended September 30, 2023, differed from the U.S. federal statutory rate primarily due to state income taxes, tax on dividend distributions and income from flow-through entities.
As of September 30, 2023, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
As of September 30, 2023 and December 31, 2022, APC held 10,299,259 and 10,299,259 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
For the three months ended September 30, 2023 and 2022, restricted stock of 243,689 and 192,804, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the nine months ended September 30, 2023 and 2022, restricted stock of 243,689 and 192,804 were excluded from the computation of diluted weighted average common shares outstanding for being antidilutive.
For the three and nine months ended September 30, 2023, 925,558 of contingently issuable shares were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of September 30, 2023. For the three and nine months ended September 30, 2022, 290,045 of contingently issuable shares were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of September 30, 2022.

Below is a summary of the earnings per share computations:

Three Months Ended September 30,	2023	2022
		(Restated)
Earnings per share – basic	$0.47	$0.52
Earnings per share – diluted	$0.47	$0.50
Weighted average shares of common stock outstanding – basic	46,547,502	44,946,725
Weighted average shares of common stock outstanding – diluted	46,920,607	46,152,536

Nine Months Ended September 30,	2023	2022
		(Restated)
Earnings per share – basic	$1.04	$1.09
Earnings per share – diluted	$1.03	$1.06
Weighted average shares of common stock outstanding – basic	46,527,350	44,795,295
Weighted average shares of common stock outstanding – diluted	46,881,567	45,993,001

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended September 30,	2023	2022
Weighted average shares of common stock outstanding – basic	46,547,502	44,946,725
Stock options	253,767	457,992
Warrants	—	555,065
Restricted stock awards	88,450	192,754
Contingently issuable shares	30,888	—
Weighted average shares of common stock outstanding – diluted	46,920,607	46,152,536

Nine Months Ended September 30,	2023	2022
Weighted average shares of common stock outstanding – basic	46,527,350	44,795,295
Stock options	254,399	455,166
Warrants	—	552,744
Restricted stock awards	89,409	189,796
Contingently issuable shares	10,409	—
Weighted average shares of common stock outstanding – diluted	46,881,567	45,993,001

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

	September 30, 2023	December 31, 2022
		(Restated)
Assets

Current assets
Cash and cash equivalents	$103,227	$97,669
Investment in marketable securities	522	4,543
Receivables, net	18,895	11,503
Receivables, net – related party	82,606	62,190
Income taxes receivable	—	8,580
Other receivables	748	1,236
Prepaid expenses and other current assets	6,848	9,289
Loan receivable	—	22
Loan receivable – related party	—	2,125
Amount due from affiliates*	—	30,340
Total current assets	212,846	227,497

Non-current assets
Land, property, and equipment, net	125,308	106,486
Intangible assets, net	47,212	53,964
Goodwill	110,182	111,539
Income taxes receivable, non-current	15,943	15,943
Investment in affiliates*	317,732	304,755
Investments in other entities – equity method	30,627	27,561
Investment in privately held entities	405	405
Operating lease right-of-use assets	6,336	6,503
Other assets	5,175	4,169

Total non-current assets	658,920	631,325

Total assets	$871,766	$858,822

Current liabilities
Accounts payable and accrued expenses	$24,362	$23,632
Fiduciary accounts payable	6,251	7,853
Medical liabilities	40,921	48,100
Income taxes payable	18,927	—
Dividends payable	638	638
Amount due to affiliates*	16,261	—
Current portion of long-term debt	991	619
Finance lease liabilities	655	594
Operating lease liabilities	1,562	1,800

	September 30, 2023	December 31, 2022
		(Restated)

Total current liabilities	110,568	83,236

Non-current liabilities
Long-term debt, net of current portion and deferred financing costs	28,764	26,645
Deferred tax liability	1,948	4,591
Finance lease liabilities, net of current portion	1,194	1,275
Operating lease liabilities, net of current portion	7,397	7,484
Other long-term liabilities	8,745	8,542

Total non-current liabilities	48,048	48,537

Total liabilities	$158,616	$131,773
*Investment in affiliates includes APC’s investment in ApolloMed, which is reflected as treasury shares and eliminated upon consolidation. Amount due from affiliates are receivables with ApolloMed’s subsidiaries and consolidated VIEs. Amount due to affiliates are payables with ApolloMed’s subsidiaries and consolidated VIEs. As a result, these balances are eliminated upon consolidation and are not reflected on ApolloMed’s consolidated balance sheets as of September 30, 2023 and December 31, 2022.

17.    Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of four months to fifteen years. Some of the leases may include options to extend the lease terms for up to ten years, and some of the leases may include options to terminate the leases within one year. As of September 30, 2023 and December 31, 2022, assets recorded under finance leases were $1.8 million and $1.8 million, respectively, and accumulated depreciation associated with finance leases were $1.5 million and $1.0 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheets.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022

Operating lease cost	$2,187	$1,655

Finance lease cost
Amortization of lease expense	202	138
Interest on lease liabilities	35	17

Sublease income	(307)	(132)

Total lease cost, net	$2,117	$1,678

	Nine Months Ended September 30,
	2023	2022

Operating lease cost	$5,570	$4,780

Finance lease cost
Amortization of lease expense	505	422
Interest on lease liabilities	80	54

Sublease income	(806)	(464)

Total lease cost, net	$5,349	$4,792

Other information related to leases was as follows (in thousands):

	Three Months Ended September 30,
	2023	2022

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,016	$1,712
Operating cash flows from finance leases	202	17
Financing cash flows from finance leases	35	138

	Nine Months Ended September 30,
	2023	2022

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,636	$4,758
Operating cash flows from finance leases	505	54
Financing cash flows from finance leases	80	422

	Nine Months Ended September 30,
	2023	2022

Weighted Average Remaining Lease Term

Operating leases	6.84 years	6.37 years
Finance leases	3.18 years	2.91 years

Weighted Average Discount Rate

Operating leases	5.75%	4.92%
Finance leases	5.19%	4.33%

The following are future minimum lease payments under non-cancellable leases for the years ending December 31 (in thousands) below:

	Operating Leases	Finance Leases
2023 (excluding the nine months ended September 30, 2023)	$1,237	$194
2024	4,734	719
2025	4,503	556
2026	4,255	302
2027	3,890	243
Thereafter	11,840	7

Total future minimum lease payments	30,459	2,021
Less: imputed interest	5,925	171
Total lease liabilities	24,534	1,850
Less: current portion	3,528	655
Long-term lease liabilities	$21,006	$1,195

18.    Segments
The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”). The Company currently has three reportable segments consisting of: 1) Care Partners; 2) Care Delivery; and 3) Care Enablement (See Note 1 – Description of Business). The Company’s reportable segments changed from one to three in the first quarter of 2023 as a result of certain changes to the information regularly provided to the Company’s chief operating decision makers (“CODMs”) when reviewing the Company’s performance as well as an effort to provide additional transparency to investors and other financial statement users which the Company believes will assist in the evaluation of changes in the operating results of the Company’s segments separate from non-operational factors that affect net income, thus providing insight into both operations and other factors impacting reported results.
The Company evaluates the performance of its operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. The Company’s operations are based in the United States. All revenues of the Company are derived from the United States. The Company’s segments are not evaluated using asset information.
The Company’s Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners with a shared vision for coordinated care delivery. Under relevant accounting guidance, while the Company’s IPAs and ACO are two operating segments, they share similar economic characteristics and meet other criteria which permits the Company to aggregate them into a single reportable segment, which the Company has done. Revenue for this segment is primarily comprised of capitation and risk pool settlements and incentives.
The Company’s Care Delivery segment is a patient-centric, data-driven care delivery organization focused on delivering high-quality and accessible care to all patients. The care delivery organization includes primary care, multi-specialty care, and ancillary care services. Revenue is primarily earned based on fee-for-service reimbursements, capitation, and performance-based incentives.
The Company’s Care Enablement segment is an integrated, end-to-end clinical and administrative platform powered by the Company’s proprietary technology suite, which provides operational, clinical, financial, technology, management, and strategic services to enable success in the delivering of high-quality, value-based care for providers and payers. Revenue for this segment is primarily comprised of management and software fees, charged as a percentage of gross revenue or on a per-member-per-month basis.

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
The following table presents information about our segments and prior periods have been recast to conform to the current presentation (in thousands):

	Three Months Ended September 30, 2023
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$320,885	$16,737	$10,306	$245	$—		$—	$348,173
Intersegment	5,614	12,524	26,604	49	(44,791)		—	—
Total revenues	326,499	29,261	36,910	294	(44,791)		—	348,173

Cost of services	279,769	25,647	13,658	76	(43,775)		—	275,375
General and administrative(1)	6,390	4,649	16,804	875	(2,086)		7,083	33,715
Total expenses	286,159	30,296	30,462	951	(45,861)		7,083	309,090

Income (loss) from operations	$40,340	$(1,035)	$6,448	$(657)	$1,070	(2)	$(7,083)	$39,083

	Three Months Ended September 30, 2022
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$293,586	$12,873	$10,281	$261	$—		$—	$317,001
Intersegment	13	11,955	20,024	52	(32,044)		—	—
Total revenues	293,599	24,828	30,305	313	(32,044)		—	317,001

Cost of services	241,824	18,293	12,677	56	(32,082)		—	240,768
General and administrative(1)	5,478	3,384	12,539	667	(839)		4,913	26,142
Total expenses	247,302	21,677	25,216	723	(32,921)		4,913	266,910

Income (loss) from operations	$46,297	$3,151	$5,089	$(410)	$877	(2)	$(4,913)	$50,091

	Nine Months Ended September 30, 2023
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$957,297	$42,603	$33,164	$561	$—		$—	$1,033,625
Intersegment	9,100	38,759	69,287	131	(117,277)		—	—
Total revenues	966,397	81,362	102,451	692	(117,277)		—	1,033,625

Cost of services	857,966	69,533	44,441	209	(114,501)		—	857,648
General and administrative(1)	17,942	13,261	38,181	2,459	(6,053)		21,704	87,494
Total expenses	875,908	82,794	82,622	2,668	(120,554)		21,704	945,142

Income from operations	$90,489	$(1,432)	$19,829	$(1,976)	$3,277	(2)	$(21,704)	$88,483

	Nine Months Ended September 30, 2022
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$782,148	$36,024	$31,192	$591	$—		$—	$849,955
Intersegment	40	32,482	58,061	84	(90,667)		—	—
Total revenues	782,188	68,506	89,253	675	(90,667)		—	849,955

Cost of services	694,119	51,620	37,115	181	(91,469)		—	691,566
General and administrative(1)	16,416	9,259	28,380	1,888	(2,354)		13,115	66,704
Total expenses	710,535	60,879	65,495	2,069	(93,823)		13,115	758,270

Income (loss) from operations	$71,653	$7,627	$23,758	$(1,394)	$3,156	(2)	$(13,115)	$91,685
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
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for the nine months ended September 30, 2023. This hierarchy prioritizes the inputs into three broad levels as follows:

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
The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2023, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$30,313	$—	$—	$30,313
Marketable securities – certificates of deposit	2,125	—	—	2,125
Marketable securities – equity securities	896	—	—	896
Interest rate swaps	—	4,187	—	4,187
Interest rate collar	—	1,328	—	1,328
Total assets	$33,334	$5,515	$—	$38,849

Liabilities
AAMG contingent consideration	$—	$—	$5,235	$5,235
VOMG contingent consideration	—	—	17	17
DMG remaining equity interest purchase	—	—	8,542	8,542
Sun Labs remaining equity interest purchase	—	—	8,121	8,121
Total liabilities	$—	$—	$21,915	$21,915

*    Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2022, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$135,235	$—	$—	$135,235
Marketable securities – equity securities	5,567	—	—	5,567
Contingent equity securities	—	—	1,900	1,900
Interest rate swaps	—	3,164	—	3,164
Total assets	$140,802	$3,164	$1,900	$145,866

Liabilities
APCMG contingent consideration	$—	$—	$1,000	$1,000
AAMG contingent consideration	—	—	5,851	5,851
VOMG contingent consideration	—	—	17	17
DMG remaining equity interest purchase	—	—	8,542	8,542
Sun Labs remaining equity interest purchase	—	—	5,849	5,849
Total liabilities	$—	$—	$21,259	$21,259
*    Included in cash and cash equivalents
The change in the fair value of Level 3 liabilities for the nine months ended September 30, 2023 was as follows (in thousands):

Amount
Balance at January 1, 2023	$21,259
Unrealized loss recognized from change in fair value of existing Level 3 liabilities*	1,656
APCMG contingent consideration paid	(1,000)
Balance at September 30, 2023	$21,915
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
Certificates of deposit are reported at par value, plus accrued interest, with maturity dates greater than ninety days. As of September 30, 2023 and December 31, 2022, certificates of deposit amounted to approximately $2.1 million and $0, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
Equity securities are reported at fair value. These securities are classified as Level 1 in the valuation hierarchy, where quoted market prices from reputable third-party brokers are available in an active market and unadjusted.

Equity securities held by the Company are primarily comprised of common stock of a payer partner that completed its initial public offering (“IPO”) in June 2021 and Nutex Health Inc. (formerly known as Clinigence Holdings, Inc.) (“Nutex”). In May 2022, the Company exercised warrants from Nutex and subsequently recognized the shares within investments in marketable securities in the accompanying consolidated balance sheet. In March 2023, the contingent equity securities were settled and the Company received additional Nutex common stock. The additional common stock received from the contingent equity securities is included in investments in marketable securities in the accompanying consolidated balance sheets.
As of September 30, 2023 and December 31, 2022, the equity securities were approximately $0.9 million and $5.6 million, respectively, in the accompanying consolidated balance sheets. Gains and losses recognized on equity securities sold are recognized in the accompanying consolidated statements of income under other income. The components comprising total gains and losses on equity securities are as follows (in thousands) for the periods listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Total losses recognized on equity securities	$(870)	$(6,251)	$(6,571)	$(21,138)
Gains recognized on equity securities sold	—	—	—	2,272
Unrealized losses recognized on equity securities held at end of period	$(870)	$(6,251)	$(6,571)	$(18,866)
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
The estimated fair value of the interest rate swap was determined using Level 2 inputs. As of September 30, 2023 and December 31, 2022, the fair value of the interest rate swap was $4.2 million and $3.2 million, respectively, and was presented within other assets in the accompanying consolidated balance sheets.
The Company’s collar agreement is designed to limit the interest rate risk associated with the Company’s Revolver Loan. Under the terms of the agreement, the ceiling is 5.0% and the floor is 2.34%. The estimated fair value of the collar was determined using Level 2. As of September 30, 2023 the fair value of the collar was $1.3 million.

Contingent Equity Securities
In addition to the common stock and warrants purchased under the stock purchase agreement between ApolloMed and Nutex, ApolloMed was entitled to additional common stock if Nutex did not pay NMM management fees exceeding a threshold by the end of December 31, 2022. The contingent equity securities were considered to be derivatives but were not designated as hedging instruments. Changes in the fair value of these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and the accompanying consolidated statements of cash flows. The Company determined the fair value of the contingent equity security using a probability-weighted model, which includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of recognizing management fees and assigned probabilities to each such scenario in determining fair value. Based on the outcome, the metric was not achieved and the Company received additional common stock during the nine months ended September 30, 2023. As of September 30, 2023, the common stock from the contingent equity securities is recognized within investments in marketable securities in the accompanying consolidated balance sheet. As of December 31, 2022, the contingent equity securities were valued at $1.9 million, and were presented within prepaid and other current assets in the accompanying consolidated balance sheets.
Remaining equity interest purchase
The Company has a financing obligation to purchase the remaining equity interest in DMG and Sun Labs within three years from the date the Company consolidated DMG and Sun Labs. The purchase of the remaining DMG equity value is considered a financing obligation with a carrying value of $8.5 million as of September 30, 2023 and December 31, 2022. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $8.1 million and $5.8 million as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2023, the change in the fair value of Sun Labs equity value obligation was $2.3 million and is presented in unrealized loss on investments in the accompanying consolidated statement of income. As the financing obligations are embedded in the non-controlling interest, the non-controlling interests are recognized in other long-term liabilities in the accompanying consolidated balance sheets.
Contingent considerations
VOMG
Upon consolidating VOMG as a VIE, the purchase price consisted of cash funded upon the close of transaction and additional cash consideration (“VOMG contingent consideration”) contingent on VOMG meeting financial metrics for fiscal years 2023 and 2024. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). The contingent consideration is included within other long-term liabilities in the accompanying consolidated balance sheets.
AAMG
Upon acquiring 100% of the equity interest in AAMG, the purchase price consisted of cash funded upon close of the transaction and additional consideration (“AAMG contingent consideration”) and stock consideration (“AAMG stock contingent consideration”) contingent on AAMG meeting revenue and capitated member metrics for fiscal years 2023 and 2024. The Company determined the fair value of the contingent considerations using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. The AAMG contingent consideration was valued at $5.2 million and $5.9 million as of September 30, 2023 and December 31, 2022, respectively, and was included within other long-term liabilities in the accompanying consolidated balance sheets. The AAMG stock contingent consideration was valued at $5.6 million as of September 30, 2023 and December 31, 2022 and is included in additional paid-in capital in the accompanying consolidated balance sheets.

20.    Subsequent Events
Truist Amended Credit Agreement
On November 3, 2023, the Company entered into a Third Amendment to Amended and Restated Credit Agreement and Incremental Agreement (the “Credit Agreement Amendment”) with the banks and other financial institutions party thereto and Truist Bank, as administrative agent (the “Administrative Agent”), which amended the Amended Credit Agreement.
The Credit Agreement Amendment provided a new term loan to the Company in an aggregate amount of up to $300.0 million, with $180.0 million funded at the closing of the Credit Agreement Amendment, and $120.0 million available to be drawn by the Company as delayed draw loans during the six months subsequent to the closing of the Credit Agreement Amendment (collectively, the “New Term Loan”). The New Term Loan matures on November 3, 2028 (or such earlier date on which it is terminated in accordance with the provisions of the Amended Credit Agreement) and amortizes quarterly at 5% per annum for each of the first two years, 7.5% per annum for years three and four, and 10% per annum for year five. Proceeds of the New Term Loan will be used to refinance outstanding revolving loans under the Amended Credit Agreement and for certain permitted acquisitions and share repurchases. As of November 9, 2023, the Company made drawdowns of $280.0 million, of which $180.0 million was used to pay the outstanding amount borrowed on the revolving line of credit.
The Company will pay a quarterly ticking fee on the delayed draw portion of the New Term Loan in an amount equal to 0.375% per annum multiplied by the average daily unused portion of delayed draw maximum amount. The New Term Loan will be secured by substantially all assets of the Company and subsidiaries of the Company that are not designated as immaterial subsidiaries.
The New Term Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Credit Agreement Amendment), adjusted for any Term SOFR Adjustment (as defined in the Credit Agreement Amendment), plus a spread from 1.50% to 2.75%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.50% to 1.75%, as determined on a quarterly basis based on the Company’s leverage ratio.
The Credit Agreement Amendment also revised certain negative covenants in the Credit Agreement, providing the Company with additional baskets and increased flexibility with respect to restrictions on indebtedness, liens, investments, acquisitions and restricted payments. The Credit Agreement Amendment also updates to the definition of Consolidated EBITDA to include additional addbacks and to clarify certain components of the calculation thereof.
The Credit Agreement Amendment did not change the amount of the revolving line of credit under the Amended Credit Agreement (which remained at $400.0 million), the maturity date of the revolving line of credit (which remained June 16, 2026), or the rate of interest paid on the revolving line of credit (which remained subject to a spread based on the Company’s leverage ratio).
Share Repurchase
On November 6, 2023, the Company entered into a stock repurchase agreement with APC, pursuant to which the Company agreed to repurchase approximately $100 million of the Company’s common stock from APC. The Company intends to finance the share repurchase with borrowings under the Credit Agreement Amendment. APC is a consolidated affiliate of the Company of which Dr. Thomas Lam, the Company’s Co-Chief Executive Officer and President and a director, is the Chief Executive Officer and Chief Financial Officer and a director and stockholder; Dr. Kenneth Sim, the Company’s Executive Chairman, is Chairman and a director and stockholder; and Dr. Albert Young, the Company’s Chief Administrative Officer, is Senor Executive Vice President and a stockholder.

Community Family Care Medical Group IPA
On November 7, 2023, the Company and certain affiliates entered into an Asset and Equity Purchase Agreement with Community Family Care Medical Group IPA, Inc. (“CFC”), Advanced Health Management Systems, L.P. (“AHMS”) and the other parties thereto (the “CFC/AHMS Purchase Agreement”). Under the terms of the CFC/AHMS Purchase Agreement, subject to satisfaction of customary conditions: (i) certain affiliates of the Company will purchase all of the outstanding general and limited partnership interests of AHMS for an aggregate purchase price of $52 million, subject to customary adjustments, and (ii) an affiliate will purchase substantially all the assets of CFC for an aggregate purchase price of $113.8 million (consisting of $93.8 million in cash and 631,712 shares of common stock of the Company), subject to customary adjustments, plus the assumption of certain identified liabilities of CFC plus earnout payments in an aggregate amount of up to $15 million. The Company intends to finance these transactions with cash on hand, the Company’s stock, and borrowings under the Amended Credit Agreement. The CFC/AHMS Purchase Agreement includes customary representations, warranties, covenants, conditions and other agreements. The obligations of the parties to complete the transactions are subject to the satisfaction, or waiver, of customary closing conditions, including receipt of applicable regulatory approvals. It is currently anticipated that the purchase of the assets of CFC and the purchase of the outstanding partnership interests of AMHS will occur in two separate closings, both of which are currently expected to occur during the first calendar quarter of 2024. CFC is an independent medical practice association that has entered into agreements with organizations such as insurance companies, health plans, self-insured employers, government payers, health maintenance organizations, medical groups, independent practice associations and other third party payers for the arrangement of the provision of healthcare services to subscribers or enrollers of such plans. AHMS is engaged in the business of providing management, consulting, administrative and other support services to entities that provide or arrange for the provision of professional healthcare services.
In connection with these transactions, NMM has entered into a Stock Purchase Agreement, dated November 7, 2023, (the “I Health Purchase Agreement”), to purchase 25% of the outstanding shares of common stock of I Health, Inc. (“I Health”) and will have a call option to purchase the remaining outstanding shares of common stock of I Health. It is currently expected that the I Health Purchase Agreement closing will occur during the first calendar quarter of 2024. I Health is engaged in the business of providing management, consulting, administrative and other support services to entities that provide or arrange for the provision of professional healthcare services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The financial information for the three and nine months ended September 30, 2022 included herein has been restated as more fully described in Note 2 to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 9, 2023.
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
Led by a management team with several decades of experience, we focus on physicians providing high-quality medical care, population health management, and patient care coordination. As a result, we believe we are well-positioned to take advantage of the shift in the U.S. healthcare industry toward providing value-based and results-oriented healthcare with a focus on patient satisfaction, high-quality care, and cost efficiency.
Through our accountable care organization and a network of IPAs with more than 10,000 contracted physicians, we are responsible for coordinating care in value-based care arrangements for approximately 0.9 million patients primarily in California as of September 30, 2023.
Recent Developments
Truist Amended Credit Agreement
On November 3, 2023, the Company entered into the Credit Agreement Amendment which provided a new term loan to the Company in an aggregate amount of up to $300.0 million. This increased the Company’s facility under the Amended Credit Agreement to $700.0 million, including our existing $400.0 million revolver. Pursuant to the Credit Agreement Amendment, among other changes, the Company (i) increased the maximum levels of certain forms of permitted indebtedness, (ii) increased the maximum levels of certain forms of restricted payments, including the ability to pursue certain specified share repurchases (up to $300 million) subject to certain conditions and (iii) increased the maximum levels for certain permitted investments.. Refer to Note 20 — “Subsequent Events” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information. As of November 9, 2023, the Company made drawdowns of $280.0 million under the Amended Credit Agreement, of which $180.0 million was used to pay the outstanding amount borrowed on the revolving line of credit.
Share Repurchase
On November 6, 2023, the Company entered into a stock repurchase agreement with APC, to repurchase approximately $100.0 million of the Company’s common stock from APC. The Company intends to finance the share repurchase with borrowings under its Amended Credit Agreement. Refer to Note 20 — “Subsequent Events” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.
Community Family Care Medical Group IPA, Inc. and I Health, Inc.
On November 7, 2023, the Company announced that it and its affiliated professional entity have entered into an agreement to acquire assets relating to CFC, including the CFC independent physician association, the CFC Health Plan and CFC’s management services organization entities. CFC manages the healthcare of over 200,000 members in the Los Angeles, California area, serving patients across Medicare, Medicaid, and Commercial payers and has a Restricted Knox Keene (“RKK”) license for Medicaid members. The Company intends to finance the acquisition with cash on hand and borrowings under its Amended Credit Agreement. The CFC acquisition remains subject to customary closing conditions. Refer to Note 20 — “Subsequent Events” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.
Associated Hispanic Physicians
On November 7, 2023, the Company announced a partnership with Associated Hispanic Physicians, a group of over 150 primary care providers and over 450 specialists in Los Angeles with around 25,000 Medicaid, Medicare, and Commercial members in value-based care arrangements, in order to support their group with our Care Enablement offering. We expect Associated Hispanic Physicians’ providers will be onboarded onto our Care Enablement platform by March 2024.

Advantage Health Network
On November 7, 2023, the Company announced its expanded relationship with Advantage Health Network, a group of approximately 15 primary care providers and several hundred specialists in Los Angeles which supports around 4,500 Medicaid, Medicare, and Commercial members in value-based care arrangements. As part of the partnership, Advantage’s providers are expected to join our Care Partners business. We also acquired five primary care clinics in the Advantage Health Network, which will be integrated into our Care Delivery business.
Wider Circle
On November 7, 2023, the Company announced its strategic partnership with Wider Circle, a peer-based community health organization working with payers and providers to connect neighbors for better health. Under this partnership, the two organizations will provide comprehensive patient-centered care and enhanced care management for Medicaid members with complex needs, an integral component of the California Advancing and Innovating Medi-Cal, or CalAIM, initiative.

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

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
		(Restated)
Revenue
Capitation, net	$305,678	$227,571	$78,107	34%
Risk pool settlements and incentives	15,022	64,849	(49,827)	(77)%
Management fee income	9,898	10,030	(132)	(1)%
Fee-for-services, net	15,892	12,859	3,033	24%
Other revenue	1,683	1,692	(9)	(1)%

Total revenue	348,173	317,001	31,172	10%

Operating expenses
Cost of services, excluding depreciation and amortization	275,375	240,768	34,607	14%
General and administrative expenses	29,410	21,388	8,022	38%
Depreciation and amortization	4,305	4,754	(449)	(9)%

Total expenses	309,090	266,910	42,180	16%

Income from operations	39,083	50,091	(11,008)	(22)%

Other income (expense)
(Loss) income from equity method investments	(2,104)	1,452	(3,556)	(245)%
Interest expense	(3,779)	(2,422)	(1,357)	56%
Interest income	3,281	223	3,058	*
Unrealized (loss) on investments	(342)	(6,763)	6,421	(95)%
Other income (expense)	1,876	(1,318)	3,194	(242)%
Total other expense, net	(1,068)	(8,828)	7,760	(88)%

Income before provision for income taxes	38,015	41,263	(3,248)	(8)%

Provision for income taxes	10,042	17,366	(7,324)	(42)%

Net income	27,973	23,897	4,076	17%

Net income attributable to non-controlling interest	5,914	712	5,202	*

Net income attributable to Apollo Medical Holdings, Inc.	$22,059	$23,185	$(1,126)	(5)%
*    Percentage change of over 500%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
		(Restated)
Revenue
Capitation, net	$906,430	$677,253	$229,177	34%
Risk pool settlements and incentives	48,605	101,717	(53,112)	(52)%
Management fee income	32,287	30,487	1,800	6%
Fee-for-services, net	41,216	35,694	5,522	15%
Other revenue	5,087	4,804	283	6%

Total revenue	1,033,625	849,955	183,670	22%

Operating expenses
Cost of services, excluding depreciation and amortization	857,648	691,566	166,082	24%
General and administrative expenses	74,648	53,224	21,424	40%
Depreciation and amortization	12,846	13,480	(634)	(5)%

Total expenses	945,142	758,270	186,872	25%

Income from operations	88,483	91,685	(3,202)	(3)%

Other income (expense)
Income from equity method investments	3,104	4,397	(1,293)	(29)%
Interest expense	(10,680)	(5,348)	(5,332)	100%
Interest income	9,617	690	8,927	*
Unrealized loss on investments	(5,875)	(17,591)	11,716	(67)%
Other income	4,265	2,328	1,937	83%
Total other income (expense), net	431	(15,524)	15,955	(103)%

Income before provision for income taxes	88,914	76,161	12,753	17%

Provision for income taxes	30,971	29,537	1,434	5%

Net income	57,943	46,624	11,319	24%

Net income (loss) attributable to non-controlling interest	9,582	(2,275)	11,857	*

Net income attributable to Apollo Medical Holdings, Inc.	$48,361	$48,899	$(538)	(1)%
*    Percentage change of over 500%
Physician Groups and Patients
As of September 30, 2023 and 2022, we managed a total of 15 and 14 independent physician groups that are affiliated and non-affiliated, respectively. The total number of patients for whom we managed the delivery of healthcare services was approximately 0.9 million and 1.2 million as of September 30, 2023 and 2022, respectively.
Revenue

Our revenue for the three months ended September 30, 2023 was $348.2 million, as compared to $317.0 million for the three months ended September 30, 2022, an increase of $31.2 million, or 10%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by $78.1 million, driven by membership growth as a result of our recent IPA acquisitions and increased participation in a value-based Medicare fee-for-service model.
(ii) Risk pool settlements and incentives decreased by $49.8 million due to the settlement of the NGACO program for the 2021 performance year being recognized during the three months ended September 30, 2022.
(iii) Fee for service revenue increased by $3.0 million due to increased volume in patient visits at our primary, multi-specialty, and ancillary care delivery entities.
Our revenue for the nine months ended September 30, 2023, was $1,033.6 million, as compared to $850.0 million for the nine months ended September 30, 2022, an increase of $183.7 million, or 22%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by $229.2 million as a result of our recent IPA acquisitions and increased participation in a value-based Medicare fee-for-service model.
(ii) Risk pool settlements and incentives decreased by $53.1 million due to the settlement of the NGACO program for the 2021 performance year being recognized during the nine months ended September 30, 2022.
(iii) Fee for service revenue increased by $5.5 million due to increased volume in patient visits at our primary, multi-specialty, and ancillary care delivery entities.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services for the three months ended September 30, 2023 were $275.4 million, as compared to $240.8 million for the same period in 2022, an increase of $34.6 million. The overall increase was primarily due to increased participation in a value-based Medicare fee-for-service model, growth in membership, and increased patient visits, which were commensurate to our increase in revenue.
Expenses related to cost of services for the nine months ended September 30, 2023, were $857.6 million, as compared to $691.6 million for the same period in 2022, an increase of $166.1 million. The overall increase was primarily due to increased participation in a value-based Medicare fee-for-service model, growth in membership, and increased patient visits which were commensurate to our increase in revenue.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2023 were $29.4 million, as compared to $21.4 million for the same period in 2022, an increase of $8.0 million, or 38%. The increase was primarily due to an increase in headcount and other general and administrative expenses to support operational growth.
General and administrative expenses for the nine months ended September 30, 2023, were $74.6 million, as compared to $53.2 million for the same period in 2022, an increase of $21.4 million, or 40%. The increase was primarily due to an increase in headcount and other general and administrative expenses to support operational growth.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended September 30, 2023 were $4.3 million, as compared to $4.8 million for the same period in 2022. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Depreciation and amortization expenses for the nine months ended September 30, 2023, were $12.8 million, as compared to $13.5 million for the same period in 2022. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Income From Equity Method Investments

Loss from equity method investments for the three months ended September 30, 2023 was $2.1 million, as compared to income from equity method investments of $1.5 million for the same period in 2022, a decrease of $3.6 million. The decrease in income from equity method investments was primarily due to APC’s equity method investment in LMA. For the three months ended September 30, 2023 and 2022, APC recognized a loss from this investment of $2.2 million and income of $1.4 million, respectively.
Income from equity method investments for the nine months ended September 30, 2023, was $3.1 million, as compared to income from equity method investments of $4.4 million for the same period in 2022, a decrease of $1.3 million. The decrease was due to APC’s equity method investment in LMA. For the nine months ended September 30, 2023 and 2022, APC recognized income from this investment of $2.7 million and $3.9 million, respectively.
Interest Expense
Interest expense for the three months ended September 30, 2023 was $3.8 million, as compared to $2.4 million for the same period in 2022, an increase of $1.4 million. The increase in interest expense was due to higher interest rates. On September 30, 2023, the interest rate on the Amended Credit Agreement with the collar was 5% compared to 4.17% on September 30, 2022.
Interest expense for the nine months ended September 30, 2023, was $10.7 million, as compared to $5.3 million for the same period in 2022, an increase of $5.3 million. The increase in interest expense was due to higher interest rates. On September 30, 2023, the interest rate on the Amended Credit Agreement with the collar was 5% compared to 4.17% on September 30, 2022.
Interest Income
Interest income for the three months ended September 30, 2023 was $3.3 million compared to $0.2 million for the three months ended September 30, 2022. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts and the interest from notes receivable. The increase in interest income is due to more bank accounts becoming interest-bearing and interest income from the IntraCare convertible promissory note.
Interest income for the nine months ended September 30, 2023, was $9.6 million compared to $0.7 million for the nine months ended September 30, 2022. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts and the interest from notes receivable. The increase in interest income is due to more bank accounts becoming interest-bearing and interest income from the IntraCare convertible promissory note.
Unrealized Gain (Loss) on Investments
Unrealized loss for the three months ended September 30, 2023 was $0.3 million, as compared to unrealized loss of $6.8 million for the same period in 2022, a decrease in unrealized loss of $6.4 million. The decrease in unrealized loss on investments was primarily driven by a decrease in the stock price and quantity of equity securities we hold.
Unrealized loss for the nine months ended September 30, 2023 was $5.9 million, as compared to $17.6 million for the same period in 2022, a decrease in unrealized loss of $11.7 million. The decrease in unrealized loss on investments was primarily driven by a $12.7 million decrease due to fluctuations in the stock price of equity securities we hold and the quantity of those shares. This was partially offset by a $1.3 million increase in unrealized gain related to the change in the fair value of the collar.
Other Income (Loss)
Other income for the three months ended September 30, 2023 was $1.9 million, as compared to other loss of $1.3 million for the same period in 2022, an increase of $3.2 million. The increase in other income was primarily due to a $0.4 million increase in rental income, a $1.6 million write-off recognized during the three months ended September 30, 2022 related to a deposit that is not expected to be collected, and a $0.8 million gain recognized during the three months ended September 30, 2023 for the a portion of the deposit that is now expected to be collected. There was no similar write-off during the three months ended September 30, 2023.
Other income for the nine months ended September 30, 2023 was $4.3 million, as compared to other income of $2.3 million for the same period in 2022, an increase of $1.9 million. The increase in other income was primarily due to an increase in rental income.

Provision for Income Taxes
Provision for income taxes was $10.0 million for the three months ended September 30, 2023 as compared to a provision for income taxes of $17.4 million for the same period in 2022, a decrease of $7.3 million. The decrease in provision for income taxes was due to a decrease in pretax income.
Provision for income taxes was $31.0 million for the nine months ended September 30, 2023 as compared to a provision for income taxes of $29.5 million for the same period in 2022, an increase of $1.4 million. The increase in provision for income taxes was due to an increase in pretax income.
Net Income (Loss) Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended September 30, 2023 was $5.9 million, as compared to net income attributable to non-controlling interests for the three months ended September 30, 2022 of $0.7 million, an increase in net income attributable to non-controlling interest of $5.2 million. The increase was primarily driven by a decrease in unrealized loss resulting from the change in the fair value of equity securities held by APC.
Net income attributable to non-controlling interests for the nine months ended September 30, 2023 was $9.6 million, as compared to net loss attributable to non-controlling interests for the nine months ended September 30, 2022 of $2.3 million, an increase in net income attributable to non-controlling interest of $11.9 million. The increase was primarily driven by a decrease in unrealized loss resulting from the change in the fair value of equity securities held by APC.
Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended September 30, 2023 was $22.1 million, as compared to $23.2 million for the same period in 2022, a decrease of $1.1 million.
Our net income attributable to Apollo Medical Holdings, Inc. for the nine months ended September 30, 2023, was $48.4 million, as compared to $48.9 million for the same period in 2022, a decrease of $0.5 million.
Segment Financial Performance
The Company currently has three reportable segments consisting of Care Partners, Care Delivery and Care Enablement. The Company evaluates the performance of its operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. For more information about our segments, Refer to Note 1 — “Description of Business” and Note 18 - “Segments” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.
The following table sets forth our revenue and operating income by segment for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
Segment Revenue	2023	2022	$ Change	% Change

Care Partners	$326,499	$293,599	$32,900	11%
Care Delivery	$29,261	$24,828	$4,433	18%
Care Enablement	$36,910	$30,305	$6,605	22%

	Three Months Ended September 30,
Segment Operating Income (Loss)	2023	2022	$ Change	% Change

Care Partners	$40,340	$46,297	$(5,957)	(13)%
Care Delivery	$(1,035)	$3,151	$(4,186)	(133)%
Care Enablement	$6,448	$5,089	$1,359	27%

	Nine Months Ended September 30,
Segment Revenue	2023	2022	$ Change	% Change

Care Partners	$966,397	$782,188	$184,209	24%
Care Delivery	$81,362	$68,506	$12,856	19%
Care Enablement	$102,451	$89,253	$13,198	15%

	Nine Months Ended September 30,
Segment Operating Income (Loss)	2023	2022	$ Change	% Change

Care Partners	$90,489	$71,653	$18,836	26%
Care Delivery	$(1,432)	$7,627	$(9,059)	(119)%
Care Enablement	$19,829	$23,758	$(3,929)	(17)%

Care Partners Segment
Revenue for the three months ended September 30, 2023 was $326.5 million, as compared to $293.6 million for the three months ended September 30, 2022, an increase of $32.9 million, or 11%. Operating income for the three months ended September 30, 2023 was $40.3 million, as compared to $46.3 million for the three months ended September 30, 2022, a decrease in operating income of $6.0 million, or 13%. The increase in revenue was primarily due to recent acquisitions within our Care Partners segment and increased participation in a value-based Medicare fee-for-service model. The decrease in operating income was due to more costs incurred as a result of our recent IPA acquisitions and medical expenses for our value-based Medicare fee-for-service model.
Revenue for the nine months ended September 30, 2023 was $966.4 million, as compared to $782.2 million for the nine months ended September 30, 2022, an increase of $184.2 million, or 24%. Operating income for the nine months ended September 30, 2023 was $90.5 million, as compared to $71.7 million for the nine months ended September 30, 2022, an increase of $18.8 million, or 26%. The increase in revenue and operating income was primarily due to organic membership growth in our consolidated IPAs and increased participation in a value-based Medicare fee-for-service model.
Care Delivery Segment
Revenue for the three months ended September 30, 2023 was $29.3 million, as compared to $24.8 million for the three months ended September 30, 2022, an increase of $4.4 million, or 18%. Operating loss for the three months ended September 30, 2023 was $1.0 million, as compared to income of $3.2 million for the three months ended September 30, 2022, a decrease of $4.2 million, or 133%. The increase in revenue was primarily driven by increased volume in patient visits at our primary, multi-specialty, and ancillary care delivery entities. The decrease in operating income was primarily due to the Company’s ongoing investment in expanding its care delivery footprint in Nevada and Texas.
Revenue for the nine months ended September 30, 2023 was $81.4 million, as compared to $68.5 million for the nine months ended September 30, 2022, an increase of $12.9 million, or 19%. Operating loss for the nine months ended September 30, 2023 was $1.4 million, as compared to operating income of $7.6 million for the nine months ended September 30, 2022, a decrease of $9.1 million, or 119%. The increase in revenue was primarily driven by increased volume in patient visits at our primary, multi-specialty, and ancillary care delivery entities. The decrease in operating income was primarily due to the Company’s ongoing investment in expanding its care delivery footprint in Nevada and Texas.

Care Enablement Segment
    Revenue for the three months ended September 30, 2023 was $36.9 million, as compared to $30.3 million for the three months ended September 30, 2022, an increase of $6.6 million, or 22%. Operating income for the three months ended September 30, 2023 was $6.4 million, as compared to operating income of $5.1 million for the three months ended September 30, 2022, an increase in operating income of $1.4 million, or 27%. The increase in revenue and operating income was primarily due to an increase in managed independent physician groups. As of September 30, 2023 and 2022, we managed a total of 15 and 14 independent physician groups that are affiliated and non-affiliated, respectively.
Revenue for the nine months ended September 30, 2023 was $102.5 million, as compared to $89.3 million for the nine months ended September 30, 2022, an increase of $13.2 million, or 15%. Operating income for the nine months ended September 30, 2023 was $19.8 million, as compared to $23.8 million for the nine months ended September 30, 2022, a decrease of $3.9 million, or 17%. The increase in revenue was due to an increase in managed IPAs. As of September 30, 2023 and 2022, we managed a total of 15 and 14 independent physician groups that are affiliated and non-affiliated, respectively. The decrease in operating income was primarily due to more expenses incurred for the nine months ended September 30, 2023 as a result of increase in headcount to support the increase in our managed independent physician groups.

2023 Guidance
ApolloMed is narrowing its full-year 2023 guidance. The net income and EBITDA guidance ranges below include the impact of the Excluded Assets held by APC, which are solely for the benefit of APC and its shareholders. Any gains or losses associated with these Excluded Assets do not have an impact on Adjusted EBITDA and earnings per share — diluted. These guidance ranges are based on the Company’s existing business, current view of existing market conditions, and assumptions for the year ending December 31, 2023.

($ in millions)	2023 Guidance Range		2023 Guidance Range
	(as of November 7, 2023)		(as of February 23, 2023)
	Low	High	Low	High
Total revenue	$1,340.0	$1,390.0	$1,300.0	$1,500.0
Net income	$59.5	$71.5	$49.5	$71.5
EBITDA	$114.5	$129.5	$89.5	$129.5
Adjusted EBITDA	$135.0	$150.0	$120.0	$160.0
EPS – diluted	$1.10	$1.20	$0.95	$1.20

See “Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA” and “Use of Non-GAAP Financial Measures” below for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Note about Forward-Looking Statements” for additional information.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	2023 Guidance Range		2023 Guidance Range
	(as of November 7, 2023)		(as of February 23, 2023)
(in thousands)	Low	High	Low	High
Net income	$59,500	$71,500	$49,500	$71,500
Interest expense	1,500	1,500	1,000	1,000
Provision for income taxes	36,500	39,500	23,000	38,000
Depreciation and amortization	17,000	17,000	16,000	19,000
EBITDA	114,500	129,500	89,500	129,500

Loss (income) from equity method investments	(4,500)	(4,500)	(750)	(750)
Other, net	1,000	1,000	3,250	3,250
Stock-based compensation	20,000	20,000	16,000	16,000
APC excluded assets costs	4,000	4,000	12,000	12,000
Adjusted EBITDA	$135,000	$150,000	$120,000	$160,000

EBITDA
Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA as well as the reconciliation to Adjusted EBITDA margin for the three and nine months ended September 30, 2023 and 2022. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023		2022		2023		2022
			(Restated)				(Restated)
Net income	$27,973		$23,897		$57,943		$46,624
Interest expense	3,779		2,422		10,680		5,348
Interest income	(3,281)		(223)		(9,617)		(690)
Provision for income taxes	10,042		17,366		30,971		29,537
Depreciation and amortization	4,305		4,754		12,846		13,480
EBITDA	42,818		48,216		102,823		94,299

Income from equity method investments	2,016		(1,469)		(3,160)		(4,358)
Other, net	1,723	(1)	1,382	(2)	1,507	(1)	1,382	(2)
Stock-based compensation	5,706		3,502		13,364		10,477
APC excluded assets costs	(289)	(3)	5,505		3,039	(3)	14,574
Adjusted EBITDA	$51,974		$57,136		$117,573		$116,374

Total revenue	348,173		317,001		1,033,625		849,955

Adjusted EBITDA margin	15%		18%		11%		14%

(1) Other, net for the three and nine months ended September 30, 2023 relates to transaction costs incurred for our investments and tax restructuring fees and non-cash changes related to change in the fair value of our financing obligation to purchase the remaining equity interests, changes in the fair value of our contingent liabilities, and changes in the fair value of the Company's Collar Agreement.

(2) Other, net for the three and nine months ended September 30, 2022 relates to transaction costs incurred, net of the write-off related to APCMG contingent consideration to reflect the fair value as of September 30, 2022.
(3) Certain APC minority interests where APC owns the asset but not the right to the dividends is reclassified from APC excluded asset costs to income from equity method investments.
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
The Company believes the presentation of these non-GAAP financial measures provides investors with relevant and useful information, as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core or non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of the Company’s ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators the Company uses as a basis for evaluating operational performance, allocating resources, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, GAAP financial measures. Other companies may calculate both EBITDA and Adjusted EBITDA differently, limiting the usefulness of these measures for comparative purposes. To the extent this Form 10-Q contains historical or future non-GAAP financial measures, the Company has provided corresponding GAAP financial measures for comparative purposes. The reconciliation between certain GAAP and non-GAAP measures is provided above.

Liquidity and Capital Resources
Cash, cash equivalents, and investment in marketable securities at September 30, 2023 totaled $277.0 million as compared to $293.6 million at December 31, 2022. Working capital totaled $273.3 million at September 30, 2023, as compared to $279.5 million (restated) at December 31, 2022, a decrease of $6.2 million. In the long term, the Company aims to have the leverage ratio to be within the range 2.25-2.75. The Company defines leverage ratio as total debt less free cash flow consisting of cash less current liabilities over the last twelve months of EBITDA.
We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, and FFS reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We also have the Amended Credit Agreement, which provides for a five-year revolving credit facility of $400.0 million and expires in June 2026. In addition, we have a current shelf registration statement filed with SEC under which we may issue common stock, preferred stock, debt securities and other securities that may be offered in one or more offerings on terms to be determined at the time of the offering. We believe we have sufficient liquidity to fund our operations through at least the next 12 months and the foreseeable future.
Cash Flow Activities
Our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
		(Restated)

Net cash provided by (used in) operating activities	$48,927	$(2,811)	$51,738	*
Net cash used in investing activities	(54,096)	(20,314)	(33,782)	166%
Net cash used in financing activities	(8,572)	(25,956)	17,384	(67)%
Net decrease in cash and cash equivalents	$(13,741)	$(49,081)	$35,340	(72)%
*    Percentage change of over 500%
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2023 was $48.9 million, as compared to cash used in operating activities of $2.8 million for the nine months ended September 30, 2022. The increase in cash provided by operating activities was primarily driven by changes in net income and working capital. For the nine months ended September 30, 2023, net income exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, unrealized gains or losses, income or loss from equity method investments, and deferred tax was $83.7 million compared to $80.1 million for the nine months ended September 30, 2022. Working capital for the nine months ended September 30, 2023 decreased operating cash flow by $34.8 million, compared to an $82.9 million decrease in operating cash flow at September 30, 2022. The change in working capital for the nine months ended September 30, 2023 was mainly driven by an increase in receivables, net, and increase in medical liabilities related to the Company’s participation in value-based Medicare fee-for-service model, increase in related party receivables primarily due to timing of risk pool settlements that occur approximately 18 months after the risk pool performance year is completed, and increase in accounts payable and accrued liabilities and income tax payable due to timing of payments.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2023 was $54.1 million, primarily due to purchases of property and equipment of $21.5 million, purchases of marketable securities of $2.1 million, purchase of a privately held investment of $2.0 million, purchase of an equity method investment of $0.3 million, contribution to an equity method investment of $0.7 million, issuance of a loan receivable of $25.0 million, and payments for business and asset acquisitions, net of cash acquired of $4.7 million. The cash used in investing activities was partially offset by proceeds from repayment of a loan receivable of $2.2 million. Cash used in investing activities during the nine months ended September 30, 2022, was $20.3 million, primarily due to purchases of property and equipment of $22.1 million, payments for business acquisition, net of cash, of $5.6 million, purchase of marketable securities of $1.8 million, and funding for an equity method investment of $1.8 million. The cash used in investing activities was partially offset by proceeds from the sale of marketable securities of $6.4 million, repayment of a loan receivable of $4.1 million, and distributions from an equity method investment of $0.4 million.
Financing Activities
Cash used in financing activities during the nine months ended September 30, 2023 was $8.6 million, primarily due to repurchase of treasury stock of $9.7 million, dividend payments of $2.3 million, repayment of debt of $0.5 million, a repayment of finance lease obligations of $0.5 million, and purchase of non-controlling interest of $0.1 million. This was partially offset by borrowings from bank loans totaling $3.1 million and proceeds from the exercise of options of $1.3 million. Cash used in financing activities during the nine months ended September 30, 2022, was $26.0 million. Cash used in financing activities during the nine months ended September 30, 2022, was primarily due to dividend payments of $12.7 million, repurchase of shares of $9.6 million, repayment of debt of $3.7 million, purchase of non-controlling interest of $4.3 million, and a repayment of finance lease obligations of $0.4 million.
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
The Excluded Assets as of September 30, 2023 are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. As of September 30, 2023 and December 31, 2022, the assets and liability included in Excluded Assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022

Cash and cash equivalents	$11,630	$30,163
Investment in marketable securities	522	4,543
Land, property, and equipment, net	120,409	101,349
Investments in other entities – equity method	20,642	19,999
Other receivables and assets	6,753	3,907
Other liabilities	(5,374)	(4,754)
Long-term debt	(29,755)	(27,264)

Total Excluded Assets	$124,827	$127,943
For the nine months ended September 30, 2023 and 2022, the Excluded Assets net income consisted of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022

Total operating expenses	$3,277	$2,877
Total other income (expense), net	$(1,734)	$(13,132)
Excluded Assets net income (loss)	$(5,028)	$(16,014)
Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

September 30, 2023

Revolver Loan	$180,000
Real Estate Loans*	22,707
Construction Loan*	7,106
Promissory Note Payable	2,000
Total debt	211,813

Less: Current portion of debt	(2,991)
Less: Unamortized financing costs	(2,609)

Long-term debt	$206,213

*Loans are deemed Excluded Assets that are solely for the benefit of APC and its shareholders.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands) below:

Amount
2023 (excluding the nine months ended September 30, 2023)	$158
2024	3,234
2025	7,895
2026	181,164
2027	1,182
Thereafter	18,180

Total	$211,813
Credit Agreement
The Amended Credit Agreement provides for a five-year revolving credit facility to the Company of $400.0 million, which includes a letter of credit sub-facility of up to $50.0 million and a swingline loan sub-facility of $25.0 million, which expires on June 16, 2026. On November 3, 2023, the Company entered into the Credit Agreement Amendment, which provided a new term loan to the Company in an aggregate amount of up to $300.0 million. This increased the Company’s facility under the Amended Credit Agreement to $700.0 million, including the existing $400.0 million revolver. As of November 8, 2023, the Company made drawdowns of $280.0 million under the Amended Credit Agreement, of which $180.0 million was used to pay the outstanding amount borrowed on the revolving line of credit.
Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” and Note 20 — “Subsequent Events” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.
Real Estate Loans (Excluded Assets for the benefit of APC and its subsidiaries)
On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of the purchase on the date of acquisition, APC assumed $6.4 million, $0.7 million, and $0.7 million of existing loans held by MPP, AMG Properties, and ZLL, respectively. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.
On January 25, 2022, 120 Hellman entered into a real estate loan agreement with MUFG Union Bank N.A. and borrowed $16.3 million. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.
Construction Loan (Excluded Assets for the benefit of APC and its subsidiaries)
In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”) that allows Tag 8 to borrow up to $10.7 million. Tag 8 is a VIE consolidated by the Company. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.
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

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those reflect significant judgments and uncertainties, potentially resulting in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying consolidated financial statements in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of September 30, 2023, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Borrowings under our Amended Credit Agreement exposed us to interest rate risk. As of September 30, 2023, we had $180.0 million in outstanding borrowings under our Amended Credit Agreement. As of September 30, 2023, the amount borrowed under the Amended Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, calculated two U.S. Government Securities Business Days prior to the first day of such interest period, as such rate is published by the Term SOFR Administrator (Federal Reserve Bank of New York), adjusted for any Term SOFR Adjustment, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. In addition, as of September 30, 2023, Tag 8, a VIE consolidated by the Company, had $7.1 million in outstanding borrowings for the Construction Loan. The interest rate on the Construction Loan is equal to an index rate determined by the bank. Furthermore, as of September 30, 2023, APC had $22.7 million in outstanding borrowings for real estate loans related to ZLL, MPP, AMG Properties, and 120 Hellman (“Real Estate Loans”). These loans, other than 120 Hellman’s Real Estate Loan, bear interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal “Prime Rate,” as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender. Under no circumstances will the interest rate on these loans be less than 3.50% per annum or more than the maximum rate allowed by applicable law. 120 Hellman’s Real Estate Loan has a variable interest rate of 2.0% in excess of Daily Simple SOFR, which is the daily rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. The Company has entered into interest rate swap agreements and collar agreements for certain agreements to effectively convert its floating-rate debt to a fixed-rate basis or to a rate within the agreed-upon range. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement, Construction Loans, and Real Estate Loans would have increased or decreased our interest expense for three months ended September 30, 2023 by $2.1 million.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of a material weakness in internal control over financial reporting associated with income taxes that is described below, our Co-Chief Executive Officers and Chief Financial and Strategy Officer determined that our disclosure controls and procedures were not effective as of September 30, 2023.
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

This material weakness resulted in errors in the unaudited consolidated financial statements for the three and nine months ended September 30, 2022 that are restated in this Form 10-Q. Additionally, this material weakness could result in misstatements of the related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the three and nine months ended September 30, 2023 and our financial condition as of such date, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than implementation of the measures described above to remediate the material weakness.

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
These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized.
We currently, and may in the future, have assets held at financial institutions that exceed the insurance coverage offered by the Federal Deposit Insurance Corporation; the loss of such assets would have a severe negative affect on our operations and liquidity.
We maintain our cash assets at certain financial institutions in the U.S. in amounts that are significantly in excess of the FDIC insurance limit of $250,000. As of September 30, 2023, our deposit accounts with banks exceeded the FDIC’s insured limit by approximately $301.8 million. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a significant loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect on our liquidity, financial condition and our results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
During the three months ended September 30, 2023, no shares were repurchased under the Company’s share repurchase plan. In December 2022, ApolloMed’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $50.0 million of its shares of common stock on the open market and through privately negotiated transactions. This share repurchase plan does not have an expiration date. The Board may suspend or discontinue the repurchase program at any time. This repurchase program does not obligate the Company to make additional repurchases at any specific time or in any specific situation. As of September 30, 2023, $40.5 million remained available for repurchase under the repurchase plan.
The following table provides information about purchases made by the Company of shares of the Company's common stock during the three months ended September 30, 2023.

				(in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1, 2023 to July 31, 2023	680	$33.70	—	$40,461
August 1, 2023 to August 31, 2023	488	$37.70	—	$40,461
September 1, 2023 to September 30, 2023	586	$32.89	—	$40,461
Total	1,754	$32.89	—	$40,461
(1) Shares were repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

2.4†	Stock purchase agreement dated March 15, 2019 (incorporated herein by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019)

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2015)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017)

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2018)

3.5	Restated Bylaws (as amended) (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018)

3.6	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2018)

3.7	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

3.8	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

4.1
Form of Certificate for Common Stock of Apollo Medical Holdings, Inc., par value $0.001 per share (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.1+	Nonqualified Deferred Compensation Plan (effective July 1, 2023) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.2
Second Amendment to Amended and Restated Credit Agreement and Waiver, dated as of September 8, 2023, by and among Apollo Medical Holdings, Inc., as borrower, Network Medical Management, Inc., as guarantor, the lenders party thereto, and Truist Bank, as administrative agent, issuing bank and swingline lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2023).

10.3†
Third Amendment to Amended and Restated Credit Agreement and Incremental Agreement, dated as of November 3, 2023, by and among Apollo Medical Holdings, Inc., as borrower, Network Medical Management, Inc., as guarantor, the lenders party thereto, and Truist Bank, as administrative agent, issuing bank and swingline lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023).

10.4†
Stock Repurchase Agreement, dated November 6, 2023, between Apollo Medical Holdings, Inc. and Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023).

10.5†
Asset and Equity Purchase Agreement, dated as of November 7, 2023, by and among Metropolitan IPA, a California professional corporation, ApolloCare Enablement of CA, LLC, Network Medical Management, Inc., Apollo Medical Holdings, Inc., Community Family Care Medical Group IPA, Inc., Advanced Health Management Systems, L.P., Accie M. Mitchell and Gloria C. Mitchell, as Co-Trustees of the Mitchell Family Trust dated July 2, 2003, CFC Management, LLC, the other parties thereto and Marc Mitchell, as the Equityholder Representative (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023).

10.6†
Stock Purchase Agreement, dated as of November 7, 2023, by and among Network Medical Management, Inc., I Health, Inc., Ronald Brandt and Allison Brandt (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2023).

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 9, 2023	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Brandon Sim
Brandon Sim Co-Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Chandan Basho
Chandan Basho Chief Financial Officer (Principal Financial Officer)