Form 10-Q
period 2024-03-31
Astrana Health, Inc.
filed 2024-05-09
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___ to ___.
Commission File No. 001-37392
Astrana Health, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4472349
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)
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

As of April 29, 2024, there were 56,025,538 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding, which includes 7,132,698 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Astrana Health, Inc. These shares are legally issued and outstanding but treated as treasury shares for accounting purposes.

Astrana Health, Inc.
INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

AAMG	All-American Medical Group
ACO REACH	ACO Realizing Equity, Access, and Community Health
ADSC	Advanced Diagnostic and Surgical Center, Inc.
AHMC	AHMC Healthcare Inc.
AHMS	Advanced Health Management Systems, L.P.
AHM	Astrana Health Management, Inc. (f/k/a Network Medical Management Inc.)
AIPBP	All-Inclusive Population-Based Payments
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
Astrana	Astrana Health Inc. (f/k/a Apollo Medical Holdings, Inc.)
Astrana Medical	Astrana Health Medical Corporation (f/k/a AP-AMH Medical Corporation)
Astrana Care Partners Medical	Astrana Care Partners Medical Corporation (f/k/a AP - AMH 2 Medical Corporation)
CAIPA MSO	CAIPA MSO, LLC
CFC	Community Family Care Medical Group IPA, Inc.
CMS	Centers for Medicare & Medicaid Services
DMHC	California Department of Managed Health Care
DMG	Diagnostic Medical Group of Southern California
HSMSO	Health Source MSO Inc., a California corporation
IPA	Independent Practice Association
Jade	Jade Health Care Medical Group, Inc.
LMA	LaSalle Medical Associates
NGACO	Next Generation Accountable Care Organization
Prime Community Care	Primary Community Care of Central Valley, Inc.
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
Sun Labs	Sun Clinical Labs
VIE	Variable Interest Entity

INTRODUCTORY NOTE
Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Astrana Health, Inc., a Delaware corporation (“Astrana”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Report, including statements describing the participation of APA ACO, Inc. (“APAACO”) in the ACO Realizing Equity, Access, and Community Health Model (“ACO REACH Model”) and ApolloMed MSSP I, Inc. in the Medicare Shared Savings Program (“MSSP”).
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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, or other financial items, such as our projected capitation from CMS, our forward-looking guidance and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, or acquisitions; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; any statements regarding the outlook of the ACO REACH Model, the MSSP, or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; any statements regarding potential changes to our tax structure; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.
Forward-looking statements involve risks and uncertainties, many of which are difficult to predict and are outside of our control, and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024, including the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Any forward-looking statement made by the Company in this Form 10-Q speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASTRANA HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$334,796	$293,807
Investment in marketable securities	2,490	2,498
Receivables, net	120,106	76,780
Receivables, net – related parties	62,354	58,980
Income taxes receivable	—	10,657
Other receivables	1,783	1,335
Prepaid expenses and other current assets	17,281	17,450

Total current assets	538,810	461,507

Non-current assets
Land, property and equipment, net	7,985	7,171
Intangible assets, net	119,707	71,648
Goodwill	410,267	278,831
Income taxes receivable	15,943	15,943
Loans receivable, non-current	47,412	26,473
Investments in other entities – equity method	35,893	25,774
Investments in privately held entities	6,396	6,396
Restricted cash	645	345
Operating lease right-of-use assets	39,152	37,396
Other assets	4,067	1,877

Total non-current assets	687,467	471,854

Total assets(1)	$1,226,277	$933,361

Liabilities, mezzanine equity and equity

Current liabilities
Accounts payable and accrued expenses	146,473	59,949
Fiduciary accounts payable	7,792	7,737
Medical liabilities	136,494	106,657
Income taxes payable	5,522	—
Dividend payable	638	638

	March 31, 2024	December 31, 2023
	(Unaudited)
Finance lease liabilities	636	646
Operating lease liabilities	5,007	4,607
Current portion of long-term debt	20,750	19,500
Other liabilities	31,960	18,940

Total current liabilities	355,272	218,674

Non-current liabilities
Deferred tax liability	3,756	4,072
Finance lease liabilities, net of current portion	1,015	1,033
Operating lease liabilities, net of current portion	37,716	36,289
Long-term debt, net of current portion and deferred financing costs	368,448	258,939
Other long-term liabilities	7,652	3,586

Total non-current liabilities	418,587	303,919

Total liabilities(1)	773,859	522,593

Commitments and contingencies (Note 12)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	(205,557)	(205,883)

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 47,458,264 and 46,843,743 shares issued and outstanding, excluding 10,584,340 and 10,584,340 treasury shares, as of March 31, 2024 and December 31, 2023, respectively	48	47
Additional paid-in capital	395,473	371,037
Retained earnings	257,969	243,134
Total stockholders’ equity	653,490	614,218

Non-controlling interest	4,485	2,433

Total equity	657,975	616,651

Total liabilities, mezzanine equity and equity	$1,226,277	$933,361
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $717.5 million and $540.8 million as of March 31, 2024 and December 31, 2023, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $179.6 million and $146.0 million as of March 31, 2024 and December 31, 2023, respectively. These VIE balances do not include $299.5 million of investment in affiliates and $110.1 million of amounts due to affiliates as of March 31, 2024, and $273.2 million of investment in affiliates and $107.3 million of amounts due to affiliates as of December 31, 2023, as these are eliminated upon consolidation and not presented within the condensed consolidated balance sheets. See Note 16 — “Variable Interest Entities (VIEs)” for further details.

ASTRANA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Revenue
Capitation, net	$365,910	$300,204
Risk pool settlements and incentives	17,377	13,462
Management fee income	4,078	9,896
Fee-for-service, net	15,937	12,062
Other revenue	1,054	1,620

Total revenue	404,356	337,244

Operating expenses
Cost of services, excluding depreciation and amortization	330,399	289,397
General and administrative expenses	38,722	21,182
Depreciation and amortization	5,096	4,292

Total expenses	374,217	314,871

Income from operations	30,139	22,373

Other income (expense)
Income from equity method investments	632	2,484
Interest expense	(7,585)	(3,269)
Interest income	3,996	3,009
Unrealized gain (loss) on investments	1,099	(6,392)
Other (loss) income	(4,277)	1,204

Total other expenses, net	(6,135)	(2,964)

Income before provision for income taxes	24,004	19,409

Provision for income taxes	7,142	6,921

Net income	16,862	12,488

Net income (loss) attributable to non-controlling interest	2,027	(644)

Net income attributable to Astrana Health, Inc.	$14,835	$13,132

Earnings per share – basic	$0.31	$0.28

Earnings per share – diluted	$0.31	$0.28
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2024	$(205,883)	46,843,743	$47	$371,037	$243,134	$2,433	$616,651
Net income	326	—	—	—	14,835	1,701	16,536
Purchase of non-controlling interest	—	—	—	—	—	(25)	(25)
Sale of non-controlling interest	—	—	—	—	—	150	150
Shares issued for vesting of restricted stock awards	—	5,149	—	(2,407)	—	—	(2,407)
Share-based compensation	—	—	—	5,748	—	—	5,748
Issuance of shares for business acquisition	—	631,712	1	21,951	—	—	21,952
Acquisition of non-controlling interest	—	(22,340)	—	(856)	—	321	(535)
Dividends	—	—	—	—	—	(95)	(95)
Balance at March 31, 2024	$(205,557)	47,458,264	$48	$395,473	$257,969	$4,485	$657,975

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2023	$14,237	46,575,699	$47	$360,097	$182,417	$1,749	$544,310
Net (loss) income	(1,729)	—	—	—	13,132	1,085	14,217
Shares issued for vesting of restricted stock awards	—	57,825	—	(109)	—	—	(109)
Shares issued for exercise of options and warrants	—	125,000	—	1,250	—	—	1,250
Purchase of treasury shares	—	(270,081)	—	(9,539)	—	—	(9,539)
Share-based compensation	—	—	—	3,445	—	—	3,445
Dividends	—	—	—	—	—	(120)	(120)
Transfer of common control entities	1,769	—	—	(2,447)	—	—	(2,447)
Balance at March 31, 2023	$14,277	46,488,443	$47	$352,697	$195,549	$2,714	$551,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities
Net income	$16,862	$12,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,096	4,292
Amortization of debt issuance cost	458	237
Share-based compensation	5,748	3,445
Non-cash lease expense	3,155	2,013
Unrealized (gain) loss on investments	(1,099)	5,755
Income from equity method investments	(632)	(2,484)
Unrealized loss on interest rate swaps	—	637
Deferred tax	(7,248)	283
Other	6,795	—
Changes in operating assets and liabilities, net of business combinations:
Receivable, net	(26,128)	(26,373)
Receivable, net – related parties	(3,374)	(9,730)
Other receivables	(1,403)	(94)
Prepaid expenses and other current assets	(4,255)	(506)
Other assets	92	(23)
Accounts payable and accrued expenses	905	(4,517)
Fiduciary accounts payable	56	911
Medical liabilities	(808)	17,141
Income taxes payable/receivable	14,542	6,333
Operating lease liabilities	(3,083)	(2,088)
Other long-term liabilities	298	—
Net cash provided by operating activities	5,977	7,720

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	(50,649)	—
Proceeds from repayment of loans receivable – related parties	6	2,141
Purchase of marketable securities	(27)	(1,000)
Purchase of investment – equity method	—	(325)
Issuance of loans receivable	(20,000)	—
Purchases of property and equipment	(369)	(6,027)
Deposit for purchase of property	—	(8,824)
Net cash used in investing activities	(71,039)	(14,035)

Cash flows from financing activities
Dividends paid	(95)	(120)
Borrowings on long-term debt	110,000	1,617
Repayment of long-term debt	(3,500)	(153)
Payment of finance lease obligations	(179)	(154)
Proceeds from the exercise of stock options and warrants	—	1,250

	Three Months Ended March 31,
	2024	2023

Repurchase of treasury shares	—	(9,539)
Proceeds from sale of non-controlling interest	150	—
Purchase of non-controlling interest	(25)	—
Net cash provided by (used in) financing activities	106,351	(7,099)

Net increase (decrease) in cash and cash equivalents	41,289	(13,414)

Cash, cash equivalents, and restricted cash, beginning of period	294,152	288,027

Cash, cash equivalents, and restricted cash, end of period	$335,441	$274,613

Supplemental disclosures of cash flow information
Cash paid for income taxes	$194	$—
Cash paid for interest	$6,430	$2,991

Supplemental disclosures of non-cash investing and financing activities
Business acquisition in accounts payable and accrued liabilities	63,935	3,844
Right-of-use assets obtained in exchange for operating lease liabilities	4,910	—
Common stock issued in business combination	21,952	—
Purchase of investments - equity method in accounts payable and accrued liabilities and other liabilities	9,487	—
Draw on letter of credit through Revolver Loan	4,759	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$334,796	$274,613
Restricted cash	645	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$335,441	$274,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Description of Business
Overview
Unless the context dictates otherwise, references in these notes to the financial statements to the “Company,” “we,” “us,” “our,” and similar words are references to Astrana Health, Inc. (“Astrana”), formerly known as Apollo Medical Holdings, Inc., and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
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
Segments
The Company’s three reportable segments are Care Partners, Care Delivery and Care Enablement, which are described as follows:
Care Partners
The Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners aligned on a shared vision for coordinated care delivery. By leveraging the Company’s unique care enablement platform and ability to recruit, empower, and incentivize physicians to effectively manage total cost of care, the Company is able to organize partnered providers into successful multi-payer risk-bearing organizations that take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare fee for service (“FFS”), Medicare Advantage, Medicaid, Commercial, and Exchange. Through the Company’s network of “independent practice associations” (“IPAs”), “accountable care organizations” (“ACOs”), and Restricted Knox-Keene licensed health plan, the Company’s healthcare delivery entities are responsible for coordinating and delivering high-quality care to the Company’s patients and ensuring continuity of care in Astrana’s ecosystem across age, stage of life, or life circumstance. Beginning in 2024, in addition to participating in the ACO REACH Model, the Company began participating in the Medicare Shared Savings Program (“MSSP”). The MSSP was created to promote accountability and improve coordination of care for Medicare beneficiaries.
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

Care Enablement
The Company’s Care Enablement segment is an integrated, end-to-end clinical, operational, financial, and administrative platform powered by the Company’s proprietary technology suite that enhances the delivery of high-quality, value-based care to patients and leads to superior clinical and financial outcomes. The Company provides solutions to providers, including independent physicians, provider and medical groups, accountable care organizations, and payers, including health plans and other risk-bearing organizations. The Company’s platform meets providers and payers where they are, with a wide spectrum of solutions across the total cost of care risk spectrum, ranging from solutions for fee-for-service entities to hospital-shared risk-bearing entities, and across patient types, including Medicare, Medicaid, Commercial, and Exchange patients. This segment includes the Company’s wholly owned subsidiaries which operate as management services organizations (“MSOs”), which enter into long-term management and/or administrative services agreements with IPAs, ACOs, clinics, or independent providers. By leveraging the Company’s care enablement platform, providers and payers can improve their ability to deliver high-quality care to their patients and achieve better patient outcomes.

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet at December 31, 2023, has been derived from the Company’s audited condensed consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024. In the opinion of management, all material adjustments (consisting of normal recurring adjustments as well as intercompany accounts and transactions, which have been eliminated) considered necessary for a fair presentation have been made to make the condensed consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future periods.
Principles of Consolidation
The condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, and the condensed consolidated statements of income for the three months ended March 31, 2024 and 2023, include Astrana’s wholly owned subsidiaries and consolidated variable interest entities (“VIEs”).
The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited condensed consolidated financial statements for the fiscal year ended December 31, 2023.
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
Reportable Segments
As of March 31, 2024, the Company operates in three reportable segments:
•Care Partners;
•Care Delivery; and
•Care Enablement.
Refer to Note 1 — “Description of Business” and Note 18 — “Segments” to the condensed consolidated financial statements for information on the Company’s segments.
Cash and Cash Equivalents
The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within ninety days from their date of purchase to be cash equivalents.
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents and restricted cash. As of March 31, 2024 and December 31, 2023, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $353.6 million and $318.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.
Receivables, Receivables – Related Parties, Other Receivables and Loan Receivables
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
The Company’s loan receivables consists of promissory notes that accrue interest per annum. As of March 31, 2024, promissory notes are expected to be collected by their maturity dates.
Capitation and claims receivables relate to each health plan’s capitation and are received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s hospital shared-risk pool receivable, which is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consist of receivables from fee-for-service (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.
The Company maintains reserves for potential credit losses on the receivables. Management reviews the composition of the Company’s receivables and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis.

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
Concentrations of Credit Risks
The Company disaggregates revenue from contracts by service type and payer type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The condensed consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payer type for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

Commercial	$49,512	$40,019
Medicare	246,564	216,310
Medicaid	81,263	67,339
Other third parties	27,017	13,576
Revenue	$404,356	$337,244

The Company had major payers that contributed the following percentages of net revenue:

	Three Months Ended March 31,
	2024	2023

Payer A	34.0%	41.5%
Payer B	13.5%	*
*Less than 10% of total net revenues
The Company had major payers that contributed to the following percentages of receivables and receivables – related parties:

	As of March 31, 2024	As of December 31, 2023
Payer A	31.0%	36.0%
Payer C	33.0%	41.0%
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
Risk Pool Settlements and Incentives
Medicare Shared Savings Program Revenue
Beginning in 2024, Astrana participates in MSSP. The MSSP has multiple risk tracks, and Astrana is currently participating in the ENHANCED risk track. Under the MSSP Model, Astrana recruits a group of Participant and Preferred (in-network) Providers. Based on the Participant Providers that join our ACO, CMS grants us a pool of Traditional Medicare patients (beneficiaries) to manage (the “MSSP Aligned Beneficiaries”). The Company’s MSSP Aligned Beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. CMS continues to pay participant and preferred providers on a fee-for-service basis for Medicare-covered services provided to MSSP Aligned Beneficiaries. The Company continues to bear risk on all Medicare expenditures (both in-network and out-of-network), excluding drug expenditures covered by Medicare Part D, based on a budgetary benchmark established with CMS. Astrana’s shared savings or losses in managing the Company’s beneficiaries are generally determined on an annual basis after reconciliation with CMS. Pursuant to Astrana’s risk-share agreement with CMS, the Company is eligible to receive the surplus (“shared savings”) or is liable for the deficit (“shared losses”) according to the budgetary benchmark established by CMS based on Astrana’s efficiency, or lack thereof, in managing the expenditures associated with the Company’s MSSP Aligned Beneficiaries. The Company estimates the shared service revenue by analyzing the activities during the relevant time period in contemplation of the agreed upon benchmarks, metrics, performance criteria, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded and is constrained until the shared service revenue can be reasonably estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved.
Income Taxes
Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted for both items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

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

3.    Business Combinations, Asset Acquisitions, and Goodwill
Advanced Health Management Systems, L.P. (“AHMS”)

On March 31, 2024, the Company, through its wholly owned subsidiary, purchased all of the outstanding general and limited partnership interests of Advanced Health Management Systems, L.P. (“AHMS”). AHMS is engaged in the business of providing management, consulting, administrative and other support services to entities that provide or arrange for the provision of professional healthcare services. In addition, one of AHMS’s wholly owned subsidiaries is a Restricted Knox-Keene licensed health plan with members in the Los Angeles, California area. Total consideration for the acquisition was $63.9 million. As the cash was not paid on the closing date, the purchase price was accrued and presented within accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2024.
Prime Community Care of Central Valley, Inc. (“PCCCV”)
On March 29, 2024, the Company, through its consolidated subsidiary, acquired certain assets of Prime Community Care of Central Valley, Inc., a California professional medical corporation (“PCCCV”). Total consideration of the acquisition was approximately $10.3 million, consisting of cash funded upon the close date and contingent considerations of $2.3 million (“PCCCV contingent considerations”). Refer to Note 19 - “Fair Value Measurements of Financial Instruments” for additional information on contingent considerations.
Community Family Care Medical Group IPA, Inc. (“CFC”)
On January 31, 2024, the Company, through its consolidated subsidiary, acquired certain assets of CFC. CFC is an IPA that manages the healthcare of members in the Los Angeles, California area. The group serves patients across Medicare, Medicaid, and Commercial payers. The total consideration for the purchase was $120.2 million, consisting of $91.0 million cash funded upon the close date, $22.0 million of the Company’s common stock, resulting in the issuance of 631,712 shares of common stock., and contingent considerations of $7.3 million (“CFC contingent considerations”). Refer to Note 19 - “Fair Value Measurements of Financial Instruments” for additional information on contingent considerations.
Advanced Diagnostic and Surgical Center, Inc. (“ADSC”)
On January 1, 2024, the Company acquired 95% of the equity interest of Advanced Diagnostic and Surgical Center, Inc. (“ADSC”). ADSC is a diagnostic and surgical center that also provides ambulatory surgery services. The total consideration consisted of cash funded upon close of the transaction and contingent considerations of $3.6 million (“ADSC contingent considerations”). Refer to Note 19 - “Fair Value Measurements of Financial Instruments” for additional information on contingent considerations.

The Company is still in the process of finalizing the purchase price allocation for these acquisitions, and therefore, the balances are subject to change as a result of any working capital or fair value adjustments, and seller indemnification obligations. The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed related to each acquisition at the acquisition date (in thousands):

	CFC	AHMS	Others *	Net Total
Total purchase consideration:
Cash paid	$90,998	$—	$12,500	$103,498
Cash payable	—	63,935	—	63,935
Contingent consideration	7,264	—	5,897	13,161
Common stock issued	21,952	—	—	21,952
	$120,214	$63,935	$18,397	$202,546

Assets:
Cash and cash equivalents	$16,674	$33,950	$3,515	$54,139
Investment in marketable securities	50	—	30	80
Receivables	5,351	11,847	—	17,198
Prepaid expenses and other current assets	—	36	11	47
Amounts due from affiliates	3,909	—	—	3,909
Land, property and equipment	—	—	823	823
Intangible assets	26,000	23,800	2,703	52,503
Goodwill	90,148	29,876	12,318	132,342
Restricted cash	—	300	—	300
Total identifiable assets acquired	$142,132	$99,809	$19,400	$261,341

Liabilities:
Accounts payable and accrued expenses	$4,376	$7,232	$250	$11,858
Medical liabilities	17,508	13,137	—	30,645
Amounts due to affiliates	—	7,241	54	7,295
Income taxes payable	34	1,604	—	1,638
Deferred tax liability	—	6,660	271	6,931
Noncontrolling interest	—	—	428	428
Total identified liabilities assumed	$21,918	$35,874	$1,003	$58,795

Total net identifiable assets acquired	$120,214	$63,935	$18,397	$202,546

* Others consist of estimated fair values of the assets acquired, net of cash acquired, related to ADSC and PCCCV.

Following the acquisition dates of CFC, AHMS, ADSC and PCCCV, the operating results have been included in our consolidated financial statements. For the period from the acquisition dates through March 31, 2024, total revenues and net income were $33.2 million and $5.1 million, respectively.
Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company and CFC, AHMS, ADSC and PCCCV as if the acquisitions had occurred on January 1, 2023. The pro forma information presented is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Total revenue	$493,006	$382,462
Net income	$16,661	$20,324

Net income per share - basic	$0.35	$0.44
Net income per share - diluted	$0.35	$0.43

The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of entities acquired and the Company, as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations from the acquisitions have been included in the Company’s financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.

At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than one year from the date of acquisition.
Goodwill is not deductible for tax purposes. The Company had no impairment of its goodwill or indefinite-lived intangible assets during the three months ended March 31, 2024 and 2023.
The change in the carrying value of goodwill for the three months ended March 31, 2024 was as follows (in thousands):

Amount

Balance, January 1, 2024	$278,831
Acquisitions	132,342
Adjustments	(906)
Balance, March 31, 2024	$410,267

4.    Intangible Assets, Net
At March 31, 2024, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross March 31, 2024	Accumulated Amortization	Net March 31, 2024
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Licenses	N/A	1,900	—	1,900
Amortized intangible assets:
Network relationships	11-21	155,978	(107,137)	48,841
Management contracts	15	22,832	(17,002)	5,830
Member relationships	7-14	69,381	(9,154)	60,227
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(320)	691
Developed technology	6	107	(39)	68
		$255,419	$(135,712)	$119,707
At December 31, 2023, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2023	Accumulated Amortization	Net December 31, 2023
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(104,859)	45,820
Management contracts	15	22,832	(16,662)	6,170
Member relationships	10-14	24,077	(7,345)	16,732
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(308)	703
Developed technology	6	107	(34)	73
		$202,916	$(131,268)	$71,648

For the three months ended March 31, 2024 and 2023, the Company recognized amortization expenses of $4.4 million and $3.0 million, respectively, in depreciation and amortization on the accompanying condensed consolidated statements of income. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three months ended March 31, 2024 and 2023.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2024 (excluding the three months ended March 31, 2024)	$20,144
2025	22,373
2026	18,178
2027	14,746
2028	12,085
Thereafter	28,131

Total	$115,657

5.    Investments in Other Entities
Equity Method
For the three months ended March 31, 2024 and 2023, the Company’s equity method investment balance consisted of the following (in thousands):

	% of Ownership	December 31, 2023	Initial Investment	Allocation of Net Income	Distribution	March 31, 2024
LaSalle Medical Associates – IPA line of business	25%	$9,866	$—	$359	$—	$10,225
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,691	—	27	—	1,718
CAIPA MSO, LLC	30%	13,660	—	186	—	13,846
I Health, Inc.	25%	—	9,487	—	—	9,487
Other *	25%	557	—	60	—	617
		$25,774	$9,487	$632	$—	$35,893

	% of Ownership	December 31, 2022	Initial Investment	Allocation of Net Income (Loss)	Distribution	March 31, 2023
LaSalle Medical Associates – IPA line of business	25%	$5,684	$—	$2,165	$—	$7,849
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,878	—	8	—	1,886
531 W. College, LLC **	50%	17,281	—	(90)	—	17,191
One MSO, LLC **	50%	2,718	—	115	—	2,833
CAIPA MSO, LLC	30%	12,738	—	249	—	12,987
Other *	25%	—	325	37	—	362
		$40,299	$325	$2,484	$—	$43,108
* Other consists of smaller equity method investments.
** Investment were solely for the benefit of APC and its shareholders.
I Health, Inc.
On March 31, 2024, a wholly owned subsidiary of the Company acquired a 25% equity interest in I Health, Inc. (“I Health”), a management service organization. The Company accounts for its investment in I Health under the equity method of accounting as the Company has the ability to exercise significant influence, but not control over I Health’s operations. The purchase agreement includes a call option that allows the Company to purchase an additional 25% equity interest on each of the first, second and third anniversary of the purchase (“I Health Call Option”). The cash consideration was not paid on the closing date, and was accrued and presented within accounts payable and accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
There was no impairment loss recorded related to equity method investments for the three months ended March 31, 2024 and 2023.

6.    Loans Receivable
Loans receivable
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
BASS Medical Group
On January 29, 2024, the Company provided BASS Medical Group (“BASS”) with a $20.0 million senior secured promissory note (“BASS secured promissory note”). The promissory note is secured by certain assets of BASS. BASS secured promissory note matures on January 11, 2031, and has an interest rate per annum equal to 8.21% compounded annually. The principal on the note, including unpaid interest, are due and payable on the maturity date.
The Company assessed the outstanding loans receivable under the CECL model by assessing the party’s ability to pay by reviewing their interest payment history quarterly, financial history annually, and reassessing any identified insolvency risk.

7.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable and other accruals	$84,867	$9,075
Capitation payable	10,225	4,503
Subcontractor IPA payable	2,529	2,529
Professional fees	5,293	4,407
Due to related parties	11,679	9,271
Contract liabilities	3,017	744
Accrued compensation	12,410	20,098
Other provider payable	16,453	9,322
Total accounts payable and accrued expenses	$146,473	$59,949

8.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Medical liabilities, beginning of period	$106,657	$81,255
Acquired (see Note 3)	30,645	—
Components of medical care costs related to claims incurred:
Current period	235,237	223,713
Prior periods	(1,419)	(8,950)
Total medical care costs	233,818	214,763
Payments for medical care costs related to claims incurred:
Current period	(136,286)	(136,743)
Prior periods	(97,837)	(61,736)
Total paid	(234,123)	(198,479)
Adjustments	(503)	857

Medical liabilities, end of period	$136,494	$98,396

9.    Credit Facility, Bank Loans, and Lines of Credit
The Company’s debt balance consisted of the following (in thousands):

	March 31, 2024	December 31, 2023

Term Loan	$296,500	$280,000
Revolver Loan	94,759	—
Promissory Note Payable	2,000	2,000
Total debt	393,259	282,000

Less: Current portion of debt	(20,750)	(19,500)
Less: Unamortized financing costs	(4,061)	(3,561)

Long-term debt	$368,448	$258,939
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of March 31, 2024, and December 31, 2023, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2024 (excluding the three months ended March 31, 2024)	$17,000
2025	16,875
2026	117,259
2027	24,375
2028	217,750

Total	$393,259
Amended Credit Facility
Amended Credit Agreement
On June 16, 2021, the Company entered into an amended and restated credit agreement (as subsequently amended as described below, the “Amended Credit Agreement”) with Truist Bank, in its capacity as administrative agent for the lenders, issuing bank, swingline lender and lender, and the banks and other financial institutions from time to time party thereto, to, among other things, to amend and restate that certain credit agreement, dated September 11, 2019, by and among the Company, Truist Bank, and certain lenders thereto, in its entirety. The Amended Credit Agreement provides for a five-year revolving credit facility (the “Amended Credit Facility”) to the Company of $400.0 million (“Revolver Loan”), which includes a letter of credit sub-facility of up to $25.0 million (which was amended to $50.0 million, as described below) and a swingline loan sub-facility of $25.0 million and which expires on June 16, 2026. As of March 31, 2024, the Company borrowed $94.8 million on the Revolver Loan.
On December 20, 2022, an amendment was made to the Amended Credit Agreement, in which all amounts borrowed under the Amended Credit Agreement as of the effective date were automatically converted from London Interbank Offer Rate (“LIBOR”) Loans to Secured Overnight Financing Rate (“SOFR”) Loans with an initial interest period of one month on and as of the amendment effective date. Amounts borrowed under the Revolver Loan bear interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement) plus a spread ranging from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement), or (b) a base rate, plus a spread ranging from 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of March 31, 2024, the interest rate on the Revolver Loan was 7.42%.
On September 8, 2023, a Second Amendment to the Amended Credit Agreement was entered into, which, among other things, increased the letter of credit sub-facility from $25.0 million to $50.0 million.
On November 3, 2023, the Company entered into a Third Amendment to the Amended Credit Agreement (“Third Amendment”) with Truist Bank and the other financial institutions party thereto. The Third Amendment provided a new term loan to the Company in an aggregate amount of up to $300.0 million, with $180.0 million funded at the closing of the Third Amendment, and $120.0 million available to be drawn by the Company as delayed draw loans during the six months subsequent to the closing of the Third Amendment (collectively, the “Term Loan”). The Term Loan matures on November 3, 2028 (or such earlier date on which it is terminated in accordance with the provisions of the Amended Credit Agreement) and amortizes quarterly at 5% per annum for each of the first two years, 7.5% per annum for years three and four, and 10% per annum for year five. As of March 31, 2024, the Company borrowed $296.5 million on the Term Loan. The Term Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, adjusted for any Term SOFR Adjustment, plus a spread from 1.50% to 2.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio, or (b) a base rate, plus a spread of 0.50% to 1.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of March 31, 2024, the interest rate on the Term Loan was 7.68%.
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
Under the Amended Credit Agreement, the terms and conditions of the Guaranty and Security Agreement (the “Guaranty and Security Agreement”) between the Company, Astrana Health Management, Inc. (“AHM”) and Truist Bank remain in effect. Pursuant to the Guaranty and Security Agreement, the Company and AHM have granted the lenders under the Amended Credit Agreement a security interest in substantially all of their assets to secure obligations under the Amended Credit Agreement, including, without limitation, all stock and other equity issued by their subsidiaries (including AHM) and all rights with respect to the $545.0 million loan from the Company to Astrana Medical.
Promissory Note Payable
FYB Promissory Note Agreement with CCHCA
In May 2021, For Your Benefit, Inc. entered into a promissory note agreement with Chinese Community Health Care Association. The principal on the promissory note is $2.0 million, with a maturity date of May 9, 2024. The interest rate is the prime rate plus 1.0%. The prime rate is updated annually on the effective date of the note and published by the Wall Street Journal.
Deferred Financing Costs
At March 31, 2024, and December 31, 2023, the unamortized deferred financing cost was $5.7 million and $6.1 million, respectively. As of March 31, 2024 and December 31, 2023, $1.6 million and $2.6 million, respectively, of unamortized deferred financing costs was recognized in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and consisted of unamortized deferred financing costs related to unborrowed amounts available on the Revolver Loan. As of March 31, 2024, and December 31, 2023, $4.1 million and $3.6 million, respectively, of unamortized deferred financing costs was recorded as a direct reduction against the amounts borrowed on the Term Loan and Revolver.
Effective Interest Rate
The Company’s average effective interest rate on its total debt during the three months ended March 31, 2024 and 2023, was 6.51% and 5.69%, respectively. Interest expense in the condensed consolidated statements of income included amortization of deferred debt issuance costs for the three months ended March 31, 2024 and 2023 of $0.5 million and $0.2 million, respectively.
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
Standby Letters of Credit
The Company established irrevocable standby letters of credit with Truist Bank under the Amended Credit Agreement for a total of $31.8 million for the benefit of CMS and certain health plans. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present or any future expiration date.
Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank under the APC Business Loan Agreement for a total of $3.9 million for the benefit of certain health plans as of March 31, 2024. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

10.    Mezzanine and Stockholders’ Equity
Mezzanine Equity
APC
As the redemption feature of the APC shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of March 31, 2024 and December 31, 2023.
Stockholders’ Equity
As of March 31, 2024, 41,048 holdback shares have not been issued to certain former AHM shareholders who were AHM shareholders at the time of closing of the 2017 merger of Astrana with AHM, as they have yet to submit properly completed letters of transmittal to Astrana in order to receive their pro rata portion of Astrana common stock as contemplated under the 2017 merger agreement. Pending such receipt, such former AHM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The condensed consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 merger.
Treasury Stock
As of March 31, 2024, and December 31, 2023, APC owned 7,132,698 shares of Astrana’s common stock. While such shares of Astrana’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the condensed consolidated financial statements. APC’s ownership in Astrana was 13.04% and 13.22% as of March 31, 2024, and December 31, 2023, respectively.
As of March 31, 2024, and December 31, 2023, the Company had previously repurchased 3,451,642 shares of its common stock. These are included as treasury stock.
As of both March 31, 2024, and December 31, 2023, the total treasury stock, including the Company’s stock held by APC, was 10,584,340.
Dividends
During the three months ended March 31, 2024 and 2023, certain consolidated subsidiaries of the Company paid distributions of $0.1 million and $0.1 million, respectively, to the shareholders who own the non-controlling interests in the entities.

11.    Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three months ended March 31, 2024 and 2023, and associated with the issuance of restricted shares of common stock and vesting of stock options that are included in general and administrative expenses in the accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$349	$566
Restricted stock	5,399	2,879
Total stock-based compensation expense	$5,748	$3,445

Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2024, was $42.4 million.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2024	504,241	$34.03	2.1	$4.7
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(7,271)	50.56	—	—

Options outstanding at March 31, 2024	496,970	$33.79	1.61	$8.4

Options exercisable at March 31, 2024	459,140	$28.04	1.41	$8.4
During the three months ended March 31, 2024, no options were exercised. During the three months ended March 31, 2023, options were exercised for 125,000 shares of the Company’s common stock, resulting in proceeds of $1.3 million.
Restricted Stock
The Company grants restricted stock to officers and employees, which is earned based on service conditions. The grant date fair value of the restricted stock is the grant date’s closing market price of the Company’s common stock. During the three months ended March 31, 2024, the Company granted 296,428 shares of restricted stock with performance-based conditions and 255,781 shares of restricted stock without performance-based conditions. During the three months ended March 31, 2024, the weighted average grant date fair value of restricted stock with and without performance-based conditions was $43.88 and $40.65, respectively.
Employee Stock Purchase Plan (“ESPP”)
The Company’s ESPP is a shareholder-approved plan that allows eligible employees to contribute a portion of their eligible earnings toward the semi-annual purchase of the Company’s common stock at a discounted price equal to 85% up to 90% of the fair market values of the stock on the exercise date, subject to a maximum number of shares that can be purchased during any single offering period as well as an annual maximum dollar amount of shares during any single calendar year. A maximum of 5,000,000 shares were authorized for issuance at the time the Plan was approved. For the three months ended March 31, 2024, there are no shares purchased by employees.

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
Standby Letters of Credit
The Company established irrevocable standby letters of credit with Truist Bank for a total of $31.8 million for the benefit of CMS and certain health plans as of March 31, 2024 (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).
Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank for a total of $3.9 million for the benefit of certain health plans as of March 31, 2024 (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).
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
Although the Company currently maintains liability insurance policies on a claims-made basis which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs and on favorable terms.

13.    Related-Party Transactions
Equity Method Investments
During the three months ended March 31, 2023, AHM recognized approximately $5.0 million in management fees from LMA. On August 31, 2023, the management service agreement between LMA’s IPA and AHM was terminated. LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities - Equity Method”).
During the three months ended March 31, 2024 and 2023, APC paid approximately $0.8 million and $0.6 million, respectively, to PMIOC for provider services. APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. PMIOC is accounted for under the equity method based on the 40% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three months ended March 31, 2024 and 2023, the Company paid approximately $0.2 million and $0.2 million, respectively, to James Song, M.D., a Professional Corporation (“Song PC”) for provider services. Song PC is accounted for under the equity method based on the 25% equity ownership interest held by Astrana, as Astrana has the ability to exercise significant influence, but not control over, Song PC’s operations.
Astrana Board Members and Officers
During the three months ended March 31, 2024 and 2023, AHM recognized approximately $0.5 million and $0.5 million, respectively, in management fees from Arroyo Vista Family Health Center (“Arroyo Vista”). The Company has a managed service agreement with Arroyo Vista. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.
During the three months ended March 31, 2024 and 2023, the Company paid approximately $0.1 million and $64,000, respectively, to Arroyo Vista for services as a provider. The Company has provider contracts with Arroyo Vista.
During the three months ended March 31, 2024 , the Company incurred rent expenses of approximately $0.9 million from certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. During the three months ended March 31, 2023, the Company incurred $0.9 million in rent expense from the same properties, but it was eliminated upon consolidation. These properties were previously consolidated by Astrana until they were spun off on December 26, 2023. The chief executive officer of the real estate business managing these properties is also a member of the Company’s board of directors.
As of March 31, 2024 and December 31, 2023, the Company’s operating right-of-use asset balance included $12.7 million and $14.1 million, respectively, and the Company’s operating lease liabilities included $13.2 million and $14.5 million, respectively, for certain properties that are managed by Allied Pacific Holdings Investment Management, LLC.
During the three months ended March 31, 2024 and 2023, the Company incurred approximately $0.6 million and $0.4 million in expenses payable to Third Way Health for call center services. One of Astrana’s officers is a board member of Third Way Health.
During the three months ended March 31, 2024 and 2023, the Company paid approximately $45,000 and $0.2 million, respectively, to Sunny Village Care Center for services as a provider. The Company has provider contracts with Sunny Village Care Center. Sunny Village Care Center shares common ownership with certain Astrana board members.
During the three months ended March 31, 2023, Astrana paid approximately $9.5 million to purchase Astrana’s stock from a board member. The Company did not make any similar purchases during the three months ended March 31, 2024.
During the three months ended March 31, 2024, the Company incurred rent expenses of approximately $38,000 to First Commonwealth Property, LLC for an office lease. First Commonwealth Property, LLC shares common ownership with certain board members of APC and AHM.
The Company has agreements with Health Source MSO Inc., a California corporation (“HSMSO”), Aurion Corporation (“Aurion”), and AHMC for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO, and Aurion. Aurion is also partially owned by one of the Company’s board members. Revenue with AHMC and HSMSO consists of capitation, risk pool, and miscellaneous fees and expenses consisting of claims expenses, management fees, and consulting fees.
The following table sets forth revenue recognized and fees incurred related to AHMC, HSMSO, and Aurion for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31, 2024			Three months ended March 31, 2023
	AHMC	HSMSO	Aurion	AHMC	HSMSO	Aurion
Revenue	$9,920	$301	$—	$14,484	$315	$—
Expenses	7,557	—	50	6,400	169	50
Net	$2,363	$301	$(50)	$8,084	$146	$(50)
The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the three months ended March 31, 2024 and 2023, the Company has recognized risk pool revenues of $8.1 million and $13.0 million, respectively. The Company has a risk pool receivable balance of $58.8 million and $54.0 million as of March 31, 2024 and December 31, 2023, respectively.

APC Board Members
During the three months ended March 31, 2024 and 2023, the Company paid an aggregate of approximately $4.7 million and $9.4 million, respectively, to board members for provider services which included approximately $0.8 million and $0.9 million, respectively, to Astrana board members and officers who are also board members and officers of APC.
In addition, affiliates wholly owned by the Company’s key personnel are reported in the accompanying condensed consolidated statements of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related-party transactions.
Intercompany Transactions
Because of corporate practice of medicine laws, the Company uses designated shareholder professional corporations, of which the sole shareholder is a member of the Company’s key personnel, to engage in certain transactions and make intercompany loans from time to time.
For equity method investments, see Note 5 — “Investment in Other Entities — Equity Method”.

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
The Company’s effective income tax rate for the three months ended March 31, 2024 and 2023, was 29.8% and 35.7%, respectively. The tax rate for the three months ended March 31, 2024, differed from the U.S. federal statutory rate primarily due to state income taxes and income from flow-through entities.
As of March 31, 2024, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2019 through December 31, 2023, and for the years ended December 31, 2020 through December 31, 2023, respectively.

15.    Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income attributable to Astrana by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period, using the as-if converted method for secured convertible notes and preferred stock, and the treasury stock method for options and common stock warrants.
As of March 31, 2024 and December 31, 2023, APC held 7,132,698 shares of Astrana’s common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.

For the three months ended March 31, 2024 and 2023, restricted stock of 118,142 and 136,932, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive.
For the three months ended March 31, 2024 and 2023, 973,461 and 395,472 of contingently issuable shares were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of March 31, 2024 and 2023, respectively.
Below is a summary of the earnings per share computations:

Three Months Ended March 31,	2024	2023
Earnings per share – basic	$0.31	$0.28
Earnings per share – diluted	$0.31	$0.28
Weighted average shares of common stock outstanding – basic	47,260,351	46,555,406
Weighted average shares of common stock outstanding – diluted	47,699,537	46,954,687

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended March 31,	2024	2023
Weighted average shares of common stock outstanding – basic	47,260,351	46,555,406
Stock options	188,083	306,933
Restricted stock	225,128	48,191
Contingently issuable shares	25,975	44,157
Weighted average shares of common stock outstanding – diluted	47,699,537	46,954,687

16.    Variable Interest Entities (VIEs)
The Company’s condensed consolidated financial statements include its subsidiaries and consolidated VIEs. A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb expected losses or the right to receive benefits from the entity that could potentially be significant to the VIE.
Certain state laws prohibit a professional corporation that has more than one shareholder from being a shareholder in another professional corporation. As a result, the Company cannot directly own shares in other professional corporations. However, an exception to this regulation permits a professional corporation that has only one shareholder to own shares in another professional corporation. In reliance on this exception, the Company designated certain key personnel as the nominee shareholders of professional corporations that hold controlling and non-controlling ownership interests in several medical corporations. Via a Physician Shareholder Agreement with the nominee shareholder, the Company has the ability to designate another person to be the equity holder of the professional corporation. In addition, these entities are managed by the Company’s wholly owned MSOs via MSA. In accordance with relevant accounting guidance, the professional corporations and their consolidated medical corporations are consolidated by the Company in the accompanying condensed financial statements.
Due to corporate practice of medicine laws, the Company operates by maintaining long-term MSAs with its affiliated IPAs and medical groups, each of which is owned and operated by physicians only, and employs or contracts with additional physicians to provide medical services. AHM is a wholly owned subsidiary of the Company and has entered into MSAs with several affiliated IPAs, including APC. APC arranges for the delivery of healthcare services by contracting with physicians or professional medical corporations for primary care and specialty care services. The physicians in the IPA are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. In accordance with relevant accounting guidance, APC has been determined to be a VIE of AHM, as AHM is its primary beneficiary with the ability, through majority representation on the APC Joint Planning Board and otherwise, to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance. Therefore, APC and its wholly owned subsidiaries and VIEs are consolidated in the accompanying financial statements.
Astrana Medical and Astrana Care Partners Medical were formed in May 2019 and July 2021, respectively, as designated shareholder professional corporations. The Company’s Vice Chairman is the sole shareholder of Astrana Medical and Astrana Care Partners Medical. Via a Physician Shareholder Agreement, Astrana makes all the decisions on behalf of Astrana Medical and Astrana Care Partners Medical. Astrana has the obligation to absorb losses of, or the right to receive benefits from, Astrana Medical and Astrana Care Partners Medical. Therefore, Astrana Medical and Astrana Care Partners Medical are controlled by and consolidated by Astrana as the primary beneficiary of the VIEs.
On January 1, 2024, a 25% equity interest of Eleanor Leung M.D. was re-acquired by the Company. As a result, Astrana Care Partners Medical now owns 100% of Eleanor Leung M.D.
The following table includes assets that can only be used to settle the liabilities of the Company’s VIEs, and to which the creditors of Astrana have no recourse, and liabilities to which the creditors of the Company’s VIEs have no recourse to the general credit of Astrana, as the primary beneficiary of the VIEs. These assets and liabilities, with the exception of investments in affiliates and amounts due to, or from, affiliates, which are eliminated upon consolidation, are included in the accompanying consolidated balance sheets (in thousands).

	March 31, 2024	December 31, 2023

Assets

Current assets
Cash and cash equivalents	$212,134	$184,078
Investment in marketable securities	50	—
Receivables, net	47,169	21,120
Receivables, net – related party	61,870	58,707
Income taxes receivable	—	1,600
Other receivables	997	454
Prepaid expenses and other current assets	11,891	9,991
Total current assets	334,111	275,950

Non-current assets
Land, property and equipment, net	5,084	5,306
Intangible assets, net	85,058	60,906
Goodwill	236,961	140,157
Income taxes receivable, non-current	15,943	15,943
Investments in other entities – equity method	12,560	12,114
Investment in affiliates*	299,502	273,182
Investment in a privately held entity	405	405
Restricted cash	40	40
Operating lease right-of-use assets	26,082	28,796
Other assets	1,214	1,149

Total non-current assets	682,849	537,998

Total assets	$1,016,960	$813,948

Current liabilities
Accounts payable and accrued expenses	$44,058	$32,707

	March 31, 2024	December 31, 2023

Fiduciary accounts payable	7,792	7,737
Medical liabilities	69,611	55,157
Dividend payable	638	638
Income tax payable	8,431	—
Finance lease liabilities	602	646
Operating lease liabilities	3,092	3,305
Current portion of long-term debt	—	8,542
Amount due to affiliates*	110,117	107,340
Other liabilities	9,387	—

Total current liabilities	253,728	216,072

Non-current liabilities
Finance lease liabilities, net of current portion	905	1,033
Operating lease liabilities, net of current portion	26,186	28,675
Deferred tax liability	7,166	7,284
Other long-term liabilities	1,690	230

Total non-current liabilities	35,947	37,222

Total liabilities	$289,675	$253,294
*Investment in affiliates includes the Company’s VIEs’ investment in Astrana, which is reflected as treasury shares and eliminated upon consolidation. Amounts due to, or from, affiliates are receivables with Astrana’s subsidiaries. As a result, these balances are eliminated upon consolidation and are not reflected on Astrana’s condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023.

17.    Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of four months to seventeen years. Some of the leases may include options to extend the lease terms for up to ten years, and some of the leases may include options to terminate the leases within one year. As of March 31, 2024, and December 31, 2023, assets recorded under finance leases were $1.7 million and $1.7 million, respectively, and accumulated depreciation associated with finance leases was $1.8 million and $1.6 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheets.

The components of lease expense were as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023

Operating lease cost	$3,159	$1,751

Finance lease cost
Amortization of lease expense	179	154
Interest on lease liabilities	24	22

Sublease income	(226)	(248)

Total lease cost, net	$3,136	$1,679

Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,837	$1,742
Operating cash flows from finance leases	24	22
Financing cash flows from finance leases	179	154

	Three Months Ended March 31,
	2024	2023

Weighted Average Remaining Lease Term

Operating leases	8.39 years	6.64 years
Finance leases	2.96 years	3.22 years

Weighted Average Discount Rate

Operating leases	6.15%	5.63%
Finance leases	5.53%	4.95%
The following are future minimum lease payments under non-cancellable leases for the years ending December 31 (in thousands) below:

	Operating Leases	Finance Leases
2024 (excluding the three months ended March 31, 2024)	$5,597	$560
2025	7,362	599
2026	7,007	345
2027	6,722	265
2028	6,545	27
Thereafter	22,558	7

Total future minimum lease payments	55,791	1,803
Less: imputed interest	13,068	152
Total lease liabilities	42,723	1,651
Less: current portion	5,007	636
Long-term lease liabilities	$37,716	$1,015

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
Certain amounts disclosed in prior period have been recast to conform to the current period presentation. Specifically, reclassifications were made between cost of services and general and administrative expenses in the accompanying segment table for the three months ended March 31, 2023. The following table presents information about our segments (in thousands):

	Three Months Ended March 31, 2024
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$382,318	$17,878	$4,160	$—	$—		$—	$404,356
Intersegment	14,777	12,841	29,114	—	(56,732)		—	—
Total revenues	397,095	30,719	33,274	—	(56,732)		—	404,356

Cost of services	314,966	24,794	17,373	—	(26,734)		—	330,399
General and administrative(1)	38,933	6,163	12,397	—	(30,075)		16,400	43,818
Total expenses	353,899	30,957	29,770	—	(56,809)		16,400	374,217

Income (loss) from operations	$43,196	$(238)	$3,504	$—	$77	(2)	$(16,400)	$30,139

	Three Months Ended March 31, 2023
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$314,637	$12,263	$10,139	$205	$—		$—	$337,244
Intersegment	16	13,120	20,427	35	(33,598)		—	—
Total revenues	314,653	25,383	30,566	240	(33,598)		—	337,244

Cost of services	266,323	20,692	15,621	63	(13,302)		—	289,397
General and administrative(1)	26,009	5,657	9,199	660	(21,460)		5,409	25,474
Total expenses	292,332	26,349	24,820	723	(34,762)		5,409	314,871

Income (loss) from operations	$22,321	$(966)	$5,746	$(483)	$1,164	(2)	$(5,409)	$22,373
(1) Balance includes general and administrative expenses and depreciation and amortization.
(2) Income from operations for the intersegment elimination represents rental income from segments renting from other segments. Rental income is presented within other income which is not presented in the table.

19. Fair Value Measurements of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2024, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$31,804	$—	$—	$31,804
Marketable securities – certificates of deposit	2,258	—	—	2,258
Marketable securities – equity securities	232	—	—	232
Interest rate collar	—	438	—	438
Total assets	$34,294	$438	$—	$34,732

Liabilities
AAMG contingent consideration	$—	$—	$7,407	$7,407
VOMG contingent consideration	—	—	17	17
DMG remaining equity interest purchase	—	—	8,542	8,542
Sun Labs remaining equity interest purchase	—	—	7,278	7,278
ADSC contingent considerations	—	—	3,632	3,632
CFC contingent considerations	—	—	7,767	7,767
PCCCV contingent considerations	—	—	2,265	2,265
Total liabilities	$—	$—	$36,908	$36,908
*    Included in cash and cash equivalents
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2023, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$4,842	$—	$—	$4,842
Marketable securities – certificates of deposit	2,150	—	—	2,150
Marketable securities – equity securities	348	—	—	348
Total assets	$7,340	$—	$—	$7,340

Liabilities
AAMG contingent consideration	$—	$—	$5,475	$5,475
VOMG contingent consideration	—	—	17	17
DMG remaining equity interest purchase	—	—	8,542	8,542
Sun Labs remaining equity interest purchase	—	—	7,802	7,802
Interest rate collar	—	252	—	252
Total liabilities	$—	$252	$21,836	$22,088
*    Included in cash and cash equivalents

The change in the fair value of Level 3 liabilities for the three months ended March 31, 2024, was as follows (in thousands):

Amount
Balance at January 1, 2024	$21,836
Additions	13,161
Change in fair value of existing Level 3 liabilities	1,911
Balance at March 31, 2024	$36,908
Investments in Marketable Securities
Certificates of deposit are reported at par value, plus accrued interest, with maturity dates greater than ninety days. As of March 31, 2024, and December 31, 2023, certificates of deposit amounted to approximately $2.3 million and $2.2 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
Equity securities are reported at fair value. These securities are classified as Level 1 in the valuation hierarchy, where quoted market prices from reputable third-party brokers are available in an active market and unadjusted. As of March 31, 2024, and December 31, 2023, the equity securities were approximately $0.2 million and $0.3 million, respectively, in the accompanying condensed consolidated balance sheets. Gains and losses recognized on equity securities sold are recognized in the accompanying condensed consolidated statements of income as other income. The components comprising total gains and losses on equity securities are as follows (in thousands) for the periods listed below:

	Three Months Ended March 31,
	2024	2023

Total losses recognized on equity securities	$(116)	$(4,353)
Gains recognized on equity securities sold	—	—
Unrealized losses recognized on equity securities held at end of period	$(116)	$(4,353)
Derivative Financial Instruments
Interest Rate Collar Agreements
The Company’s collar agreement is designed to limit the interest rate risk associated with the Company’s Revolver Loan. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 - “Credit Facility, Bank Loans, and Lines of Credit,” for further information on the Company’s debt. Under the terms of the agreement, the ceiling is 5.0% and the floor is 2.34%. The collar agreement is not designated as a hedging instrument. Changes in the fair value of this contract are recognized as unrealized gain or loss on investments in the accompanying condensed consolidated statements of income and reflected in the accompanying condensed consolidated statements of cash flows as unrealized loss on investments. The estimated fair value of the collar was determined using Level 2. As of March 31, 2024 and December 31, 2023, the fair value of the collar was $0.4 million and $0.3 million, and presented within other assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2024, the Company recognized unrealized gains of $0.7 million.
Remaining equity interest purchase
In 2021, the Company entered into a financing obligation to purchase the remaining equity interest in Diagnostic Medical Group of Southern California (“DMG”) and Sun Clinical Laboratories (“Sun Labs”) within three years from the date the Company consolidated DMG and Sun Labs. The purchase of the remaining DMG equity value is considered a financing obligation with a carrying value of $8.5 million as of March 31, 2024 and December 31, 2023. Changes in the fair value of the remaining equity purchase are presented in unrealized gain and loss on investments in the accompanying condensed consolidated statements of income. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $7.3 million and $7.8 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, and 2023, the Company recognized an unrealized gain of $0.5 million and unrealized loss of $1.4 million, respectively, due to the change in the fair value of Sun Labs equity value obligation. As the financing obligations are embedded in the non-controlling interest, the non-controlling interests are recognized in other liabilities in the accompanying condensed consolidated balance sheets.
Contingent considerations
All American Medical Group (“AAMG”)
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
As of March 31, 2024 and December 31, 2023, the AAMG contingent consideration for the 2023 metric was valued at $3.5 million and $2.6 million, respectively, and was included within other liabilities in the accompanying condensed consolidated balance sheets. The 2023 metric was met, but remains in other liabilities until the shares are issued.
The AAMG contingent consideration for the 2024 metric was valued at $3.9 million and $2.9 million as of March 31, 2024 and December 31, 2023, respectively, and was included in other liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets, respectively. Changes in the AAMG contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income. The AAMG stock contingent consideration for 2023 and 2024 metric was valued at $5.6 million as of March 31, 2024 and December 31, 2023 and is included in additional paid-in capital in the accompanying condensed consolidated balance sheets.
ADSC
Upon acquiring 95% of the equity interest of Advanced Diagnostic and Surgical Center in 2024, the total consideration of the acquisition included contingent considerations. The contingent considerations will be settled in cash contingent on ADSC achieving revenue and EBITDA metrics for fiscal years 2023 (“ADSC 2023 Metric”) and 2024 (“ADSC 2024 Metric”) (collectively, “ADSC contingent considerations”). The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of March 31, 2024, the ADSC 2023 Metric and the 2024 Metric were valued at $2.0 million and $1.6 million, respectively and were included in other liabilities in the accompanying condensed consolidated balance sheets. Changes in the ADSC contingent considerations are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.
CFC
Upon acquiring certain assets of CFC in 2024, the total consideration of the acquisition included contingent considerations. The contingent considerations will be settled in cash contingent upon CFC maintaining or exceeding the target member month amount for the first, second and third measurement period (“CFC contingent considerations”). The contingent liability will be paid after achieving the metric in each measurement period. The Company will pay $5.0 million for each metric achieved for each measurement period or a total of $15.0 million. In the event that the CFC first and/or second contingent considerations are not achieved during the first and/or the second measurement period, if the metric is met within the second and/or third measurement period, there is a catch-up payment that shall be paid concurrently with the payments of the CFC second contingent consideration and/or CFC third contingent consideration. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of March 31, 2024, the first, second, and third metric were valued at $3.1 million, $2.8 million and $1.9 million, respectively, and were all included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CFC contingent considerations are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

PCCCV
Upon acquiring certain assets of PCCCV in 2024, the total consideration of the acquisition included contingent considerations. The contingent considerations will be settled in cash contingent upon PCCCV meeting certain metrics related to financial ratios and member months for the first and second measurement periods (“PCCCV contingent considerations”). The Company determined the fair value of the contingent considerations using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of March 31, 2024, the value of the contingent consideration was valued at $2.3 million. Changes in the PCCCV contingent considerations are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

20.    Subsequent Events
I Health Promissory Note Payable
On April 1, 2024, the Company received $8.3 million as a promissory note with a maturity date of March 31, 2027. I Health may accelerate the maturity date if the Company does not exercise the call options (see Note 5 — “Investments in Other Entities - Equity Method”) The promissory note has an interest rate of 4.30% per annum on the principal amount. Accrued interest is payable on each anniversary of the promissory note payable. I Health is accounted for under the equity method based on the 25% equity ownership interest held by the Company (see Note 5 — “Investments in Other Entities - Equity Method”).
Elimination of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock
On April 24, 2024, the Company filed a Certificate of Elimination to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, eliminating from the Certificate of Incorporation all matters set forth in the Amended and Restated Certificate of Designation with respect to the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and returning each of the Series A Preferred Stock and Series B Preferred Stock to the status of authorized and unissued shares of preferred stock of the Company, without designation as to series. There were no outstanding shares of the Series A Preferred Stock or Series B Preferred Stock as of April 24, 2024.
Drawdown on Revolver Loan
Subsequent to March 31, 2024, the Company drew down $52.0 million on its Revolver Loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited condensed consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

Overview
Astrana Health, Inc. (“Astrana”) is a leading physician-centric, technology-powered, risk-bearing healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, Astrana operates an integrated, value-based healthcare model, which aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner. Together with our affiliated physician groups and consolidated entities, we provide coordinated outcomes-based medical care in a cost-effective manner.

Through our accountable care organization and a network of IPAs with more than 10,000 contracted physicians, we are responsible for coordinating care in value-based care arrangements for approximately 1.0 million patients primarily in California as of March 31, 2024. These covered patients are comprised of managed care members whose health coverage is provided either through their employers, acquired directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care.

Recent Developments
Second Closing of Community Family Care (“CFC”) Acquisition
On March 31, 2024, the Company successfully closed the second and final part of the CFC acquisition. This acquisition marks the largest in Astrana’s history and allows the Company to take on greater responsibility for the outcomes of the patients we serve with CFC’s full-risk Medicaid Restricted Knox-Keene license.
Closing of Prime Community Care of Central Valley (“PCCCV”) Acquisition
On March 29, 2024, the Company completed the acquisition of PCCCV, a risk-bearing provider organization with over 150 primary care and multi-specialty care providers which serves around 26,000 primarily Medicaid members in the Central Valley of California.

Key Financial Measures and Indicators
Operating Revenues
Our revenue, which is recorded in the period in which services are rendered and earned, primarily consists of capitation revenue, risk pool settlements and incentives, management fee income, and fee-for-service (“FFS”) revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.
Operating Expenses
Our largest expenses consist of the cost of (i) patient care paid to contracted providers; (ii) information technology equipment and software; and (iii) hiring staff to provide management and administrative support services to our affiliated physician groups, as further described in the following sections. These services include claims processing, utilization management, contracting, accounting, credentialing, and administrative oversight.
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

Results of Operations
Astrana Health, Inc.
Condensed Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

Revenue
Capitation, net	$365,910	$300,204	$65,706	22%
Risk pool settlements and incentives	17,377	13,462	3,915	29%
Management fee income	4,078	9,896	(5,818)	(59)%
Fee-for-services, net	15,937	12,062	3,875	32%
Other revenue	1,054	1,620	(566)	(35)%

Total revenue	404,356	337,244	67,112	20%

Operating expenses
Cost of services, excluding depreciation and amortization	330,399	289,397	41,002	14%
General and administrative expenses	38,722	21,182	17,540	83%
Depreciation and amortization	5,096	4,292	804	19%

Total expenses	374,217	314,871	59,346	19%

Income from operations	30,139	22,373	7,766	35%

Other income (expense)
Income from equity method investments	632	2,484	(1,852)	(75)%
Interest expense	(7,585)	(3,269)	(4,316)	132%
Interest income	3,996	3,009	987	33%
Unrealized gain (loss) on investments	1,099	(6,392)	7,491	(117)%
Other (loss) income	(4,277)	1,204	(5,481)	(455)%
Total other expense, net	(6,135)	(2,964)	(3,171)	107%

Income before provision for income taxes	24,004	19,409	4,595	24%

Provision for income taxes	7,142	6,921	221	3%

Net income	16,862	12,488	4,374	35%

Net income (loss) attributable to non-controlling interest	2,027	(644)	2,671	(415)%

Net income attributable to Astrana Health, Inc.	$14,835	$13,132	$1,703	13%

Physician Groups and Patients
As of March 31, 2024 and 2023, we managed a total of 18 and 15 independent physician groups that are affiliated and non-affiliated, respectively. The total number of patients for whom we managed the delivery of healthcare services was approximately 1.0 million and 1.3 million as of March 31, 2024 and 2023, respectively.
Revenue
Our total revenue for the three months ended March 31, 2024, was $404.4 million, as compared to $337.2 million for the three months ended March 31, 2023, an increase of $67.1 million, or 20%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by $65.7 million primarily as a result of our recent acquisitions within our Care Partners segment, including the acquisition of CFC IPA assets that closed on January 31, 2024.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services for the three months ended March 31, 2024 were $330.4 million, as compared to $289.4 million for the same period in 2023, an increase of $41.0 million. The increase was primarily due to our recent acquisitions within our Care Partners segment.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2024 were $38.7 million, as compared to $21.2 million for the same period in 2023, an increase of $17.5 million, or 83%. The increase was primarily due to general and administrative expenses to support operational growth.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended March 31, 2024 were $5.1 million, as compared to $4.3 million for the same period in 2023. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Income From Equity Method Investments
Income from equity method investments for the three months ended March 31, 2024 was $0.6 million, as compared to income from equity method investments of $2.5 million for the same period in 2023, a decrease of $1.9 million. The decrease was primarily due to APC’s equity method investment in LMA. For the three months ended March 31, 2024 and 2023, APC recognized income from this investment of $0.4 million and $2.2 million, respectively.
Interest Expense
Interest expense for the three months ended March 31, 2024 was $7.6 million, as compared to $3.3 million for the same period in 2023, an increase of $4.3 million. The increase in interest expense was due to greater amounts borrowed on the Amended Credit Facility. As of March 31, 2024, the Company borrowed $391.3 million on the Amended Credit Facility compared to $180.0 million as of March 31, 2023.
Interest Income
Interest income for the three months ended March 31, 2024 was $4.0 million compared to $3.0 million for the three months ended March 31, 2023. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts and the interest from notes receivable. The increase in interest income was primarily from the IntraCare convertible promissory note and BASS secured promissory note.
Unrealized Gain (Loss) on Investments
Unrealized gain for the three months ended March 31, 2024 was $1.1 million, as compared to a $6.4 million loss for the same period in 2023, a decrease in unrealized loss of $7.5 million. The decrease in unrealized loss on investments was primarily driven by changes in the fair value of equity securities.

Other Income (Loss)
Other loss for the three months ended March 31, 2024 was $4.3 million, as compared to other income of $1.2 million for the same period in 2023, a decrease of $5.5 million. The decrease in other income was primarily due to an expense related to a financial guarantee via a letter of credit that we provided almost three years ago in support of two local provider-led ACOs.
Provision for Income Taxes
Provision for income taxes was $7.1 million for the three months ended March 31, 2024, as compared to a provision for income taxes of $6.9 million for the same period in 2023, an increase of $0.2 million. The increase in provision for income taxes was due to an increase in pretax income.
Net Income (Loss) Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended March 31, 2024 was $2.0 million, as compared to net loss attributable to non-controlling interests for the three months ended March 31, 2023 of $0.6 million, an increase in net income attributable to non-controlling interest of $2.7 million. The increase was primarily driven by a decrease in unrealized loss resulting from the change in the fair value of equity securities held by APC.
Net Income Attributable to Astrana Health, Inc.
Our net income attributable to Astrana Health, Inc. for the three months ended March 31, 2024 was $14.8 million, as compared to $13.1 million for the same period in 2023, an increase of $1.7 million.

Segment Financial Performance
The Company currently has three reportable segments consisting of Care Partners, Care Delivery and Care Enablement. The Company evaluates the performance of its operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. For more information about our segments, refer to Note 1 — “Description of Business” and Note 18 - “Segments” to our condensed consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.
The following table sets forth our revenue and operating income by segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
Segment Revenue	2024	2023	$ Change	% Change

Care Partners	$397,095	$314,653	$82,442	26%
Care Delivery	$30,719	$25,383	$5,336	21%
Care Enablement	$33,274	$30,566	$2,708	9%

	Three Months Ended March 31,
Segment Operating Income (Loss)	2024	2023	$ Change	% Change

Care Partners	$43,196	$22,321	$20,875	94%
Care Delivery	$(238)	$(966)	$728	(75)%
Care Enablement	$3,504	$5,746	$(2,242)	(39)%

Care Partners Segment
Revenue for the three months ended March 31, 2024 was $397.1 million, as compared to $314.7 million for the three months ended March 31, 2023, an increase of $82.4 million, or 26%. Operating income for the three months ended March 31, 2024 was $43.2 million, as compared to $22.3 million for the three months ended March 31, 2023, an increase in operating income of $20.9 million, or 94%. The increase in revenue and operating income was primarily due to recent acquisitions within our Care Partners segment.
Care Delivery Segment
Revenue for the three months ended March 31, 2024 was $30.7 million, as compared to $25.4 million for the three months ended March 31, 2023, an increase of $5.3 million, or 21%. Operating loss for the three months ended March 31, 2024 was $0.2 million, as compared to a loss of $1.0 million for the three months ended March 31, 2023, an increase in operating income of $0.7 million, or 75%. The increase in revenue and operating income was primarily driven by increased volume in patient visits at our primary, multi-specialty, and ancillary care delivery entities.
Care Enablement Segment
    Revenue for the three months ended March 31, 2024 was $33.3 million, as compared to $30.6 million for the three months ended March 31, 2023. Operating income for the three months ended March 31, 2024 was $3.5 million, as compared to operating income of $5.7 million for the three months ended March 31, 2023, a decrease in operating income of $2.2 million, or 39%. The increase in revenue was primarily due to managing more IPAs and the decrease in operating income was due to more expenses incurred to support the growth in Care Enablement operations.

2024 Guidance
Astrana is reiterating the following guidance for total revenue, net income attributable to Astrana, Adjusted EBITDA, and EPS - diluted, based on the Company’s existing business, current view of existing market conditions and assumptions for the year ending December 31, 2024.

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

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	2024 Guidance Range
(in thousands)	Low	High
Net income	$71,500	$85,500
Interest expense	14,500	12,500
Provision for income taxes	36,500	44,500
Depreciation and amortization	14,500	14,500
EBITDA	137,000	157,000

Income from equity method investments	(5,000)	(5,000)
Other, net	6,000	6,000
Stock-based compensation	27,000	27,000
Adjusted EBITDA	$165,000	$185,000

EBITDA
Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA as well as the reconciliation to Adjusted EBITDA margin for the three months ended March 31, 2024 and 2023. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

	Three Months Ended March 31,
(in thousands)	2024		2023

Net income	$16,862		$12,488
Interest expense	7,585		3,269
Interest income	(3,996)		(3,009)
Provision for income taxes	7,142		6,921
Depreciation and amortization	5,096		4,292
EBITDA	32,689		23,961

Income from equity method investments	(632)		(249)
Other, net	4,440	(1)	1,402	(2)
Stock-based compensation	5,748		3,445
APC excluded asset costs	—		1,266
Adjusted EBITDA	$42,245		$29,825

Total revenue	$404,356		$337,244

Adjusted EBITDA margin	10%		9%
(1) Other, net for the three months ended March 31, 2024 relates to financial guarantee via a letter of credit that we provided almost three years ago in support of two local provider-led ACOs, non-cash changes related to change in the fair value of our financing obligation to purchase the remaining equity interests in one of our investments, non-cash changes related to change in the fair value of the Company’s Collar Agreement, and transaction costs incurred for our investments and tax restructuring fees.
(2) Other, net for the three months ended March 31, 2023 relates to changes in the fair value of our financing obligation to purchase the remaining equity interest in one of our investments.

Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net income. These measures are not in accordance with, or alternatives to, GAAP, and may be calculated differently from similar non-GAAP financial measures used by other companies. The Company uses Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, and APC excluded assets costs. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.
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

Liquidity and Capital Resources
Cash, cash equivalents, and investment in marketable securities at March 31, 2024 totaled $337.3 million as compared to $296.3 million at December 31, 2023. Working capital totaled $183.5 million at March 31, 2024, as compared to $242.8 million at December 31, 2023, a decrease of $59.3 million.
We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, and FFS reimbursements. We generally invest cash in money market accounts and certificates of deposit, which are classified as cash and cash equivalents. We also have the Amended Credit Agreement, which provides for a five-year revolving credit facility of $400.0 million and a term loan of up to $300.0 million and expires June 2026 and November 2028, respectively. In addition, we have a current shelf registration statement filed with the SEC under which we may issue common stock, preferred stock, debt securities and other securities that may be offered in one or more offerings on terms to be determined at the time of the offering. We believe we have sufficient liquidity to fund our operations through at least the next 12 months and the foreseeable future.

Cash Flow Activities
Our cash flows are summarized as follows (in thousands):

	Three months ended March 31,
	2024	2023	$ Change	% Change

Net cash provided by operating activities	$5,977	$7,720	$(1,743)	(23)%
Net cash used in investing activities	(71,039)	(14,035)	(57,004)	406%
Net cash provided by (used in) financing activities	106,351	(7,099)	113,450	*
Net decrease in cash and cash equivalents and restricted cash	$41,289	$(13,414)	$54,703	(408)%
*    Percentage change of over 500%
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2024 was $6.0 million, as compared to cash provided by operating activities of $7.7 million for the three months ended March 31, 2023. The decrease in cash provided by operating activities was primarily driven by changes in net income and working capital. For the three months ended March 31, 2024, net income exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, unrealized gains or losses, income from equity method investments, deferred tax and other was $29.1 million compared to $26.7 million for the three months ended March 31, 2023. Working capital for the three months ended March 31, 2024, decreased operating cash flow by $23.2 million, compared to an $18.9 million decrease in operating cash flow at March 31, 2023. The change in working capital for the three months ended March 31, 2024 was mainly driven by an increase in receivables, net, other receivables and related party receivables primarily due to timing of our receivables including risk pool settlements that occur approximately 18 months after the risk pool performance year is completed, and increase in income tax payable as a result of timing in income tax payments.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2024, was $71.0 million, primarily due to payments for business and asset acquisitions, net of cash acquired of $50.6 million, issuance of loan receivable of $20.0 million, and purchases of property and equipment of $0.4 million. Cash used in investing activities during the three months ended March 31, 2023 was $14.0 million, primarily due to a deposit for purchase of property of $8.8 million, purchases of property and equipment of $6.0 million, purchase of marketable securities of $1.0 million, and purchase of an equity method investment of $0.3 million, partially offset by proceeds from the repayment of a loan receivable of $2.1 million.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2024, was $106.4 million, primarily due to borrowings on long-term debt totaling $110.0 million, partially offset by repayment of long term-debt of $3.5 million. Cash used in financing activities during the three months ended March 31, 2023, was primarily due to repurchase of treasury stock of $9.5 million, dividend payments of $0.1 million, repayment of debt of $0.2 million, and repayment of finance lease obligations of $0.2 million, partially offset by borrowings from bank loans totaling $1.6 million and proceeds from the exercise of options of $1.3 million.

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

March 31, 2024

Term Loan	$296,500
Revolver Loan	94,759
Promissory Note Payable	2,000
Total debt	393,259

Less: Current portion of debt	(20,750)
Less: Unamortized financing costs	(4,061)

Long-term debt	$368,448

The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands) below:

Amount
2024 (excluding the three months ended March 31, 2024)	$17,000
2025	16,875
2026	117,259
2027	24,375
2028	217,750

Total	$393,259
Amended Credit Agreement
The Amended Credit Agreement provides for a five-year revolving credit facility to the Company of $400.0 million, which includes a letter of credit sub-facility of up to $50.0 million and a swingline loan sub-facility of $25.0 million, which expires on June 16, 2026. On November 3, 2023, the Company entered into the third amendment to the Amended Credit Agreement, which provided a new term loan to the Company in an aggregate amount of up to $300.0 million. This increased the Company’s facility under the Amended Credit Agreement to $700.0 million, including the existing $400.0 million revolver. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our condensed consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.
Promissory Note Payable
In May 2021, For Your Benefit, Inc. entered into a promissory note agreement with Chinese Community Health Care Association. The principal on the promissory note is $2.0 million with a maturity date of May 9, 2024. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our condensed consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets and liabilities reported in our condensed consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that reflect significant judgments and uncertainties, potentially resulting in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying condensed consolidated financial statements in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Off-Balance Sheet Arrangements
As of March 31, 2024, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Borrowings under the Term Loan provided for under our Amended Credit Agreement, as of March 31, 2024, were $296.5 million. The Term Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement), plus a spread from 1.50% to 2.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio, or (b) a base rate, plus a spread of 0.50% to 1.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of March 31, 2024, the Company borrowed $94.8 million under the Revolver Loan. The Revolver Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement) plus a spread ranging from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement), or (b) a base rate, plus a spread ranging from 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. Borrowings under the Promissory Note Payable, as of March 31, 2024, was $2.0 million. The interest rate is defined as the prime rate plus 1.0%. The prime rate is updated annually on the effective date of the note and published by the Wall Street Journal. The Company has entered into a collar agreement for its Revolver Loan to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings would have increased or decreased our interest expense for the three months ended March 31, 2024, by $3.9 million.

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
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial and Operating Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under Note 12 - “Commitments and Contingencies,” to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, which disclosure is incorporated by reference herein.

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. The risks disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2024 the Company issued an aggregate of 631,712 shares of common stock. The foregoing issuances was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder, as a transaction not involving public offering.
During the three months ended March 31, 2024, no shares were repurchased under the Company’s share repurchase plan. In December 2022, Astrana’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $50.0 million of its shares of common stock on the open market and through privately negotiated transactions. This share repurchase plan does not have an expiration date. The Board may suspend or discontinue the repurchase program at any time. This repurchase program does not obligate the Company to make additional repurchases at any specific time or in any specific situation. As of March 31, 2024, $40.5 million remained available for repurchase under the repurchase plan.

The following table provides information about purchases made by the Company of shares of the Company's common stock during the three months ended March 31, 2024.

				(in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	2,875	$37.08	—	$40,461
February 1, 2024 to February 29, 2024	6,318	$42.16	—	$40,461
March 1, 2024 to March 31, 2024	47,547	$41.96	—	$40,461
Total	56,740	$41.73	—	$40,461
(1) Shares were repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Bylaws Amendments
On February 28, 2024, the Company’s board of directors approved the amendment and restatement of the Company’s Restated Bylaws (as amended and restated, the “Amended and Restated Bylaws”), which became effective immediately upon adoption. Among other things, the Amended and Restated Bylaws:
•establish certain procedural mechanics and disclosure requirements for stockholder nominations of directors and submissions of proposals for other business made in connection with annual and special meetings of stockholders, including to address rules related to the use of universal proxy cards adopted by the SEC under Rule 14a-19 promulgated under the Exchange Act;
•require stockholders directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the board of directors; and
•include various updates throughout to conform to current Delaware law (including the recent amendments to the Delaware General Corporation Law), including amendments relating to stockholder lists and stockholder meeting adjournments
•The Amended and Restated Bylaws also incorporate ministerial, clarifying and conforming changes.
ITEM 6.  EXHIBITS
The following exhibits are either incorporated by reference into or filed or furnished with this Quarterly Report on Form 10-Q, as indicated below.

Exhibit No.	Description

2.1†
Agreement and Plan of Merger, dated December 21, 2016, among Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), Apollo Acquisition Corp., and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017, that is a part of a Registration Statement on Form S-4)

2.2
Amendment to the Agreement and Plan of Merger, dated March 30, 2017, among Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), Apollo Acquisition Corp., and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4)

2.3
Amendment No. 2 to the Agreement and Plan of Merger, dated October 17, 2017, among Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4)

2.4†
Stock Purchase Agreement, dated March 15, 2019, by and between Allied Physicians of California, APC-LSMA Designated Shareholder Medical Corporation, and Dr. Kevin Tyson (incorporated herein by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019)

2.5†
Stock Purchase Agreement, dated as of December 31, 2019, among Bright Health Company of California, Inc., the sellers party thereto, Universal Care, Inc., the seller representatives set forth therein, and Bright Health, Inc. (solely for purposes of Section 13.22 thereto) (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 6, 2020)

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

3.5
Certificate of Amendment of Restated Certificate of Incorporation (effective February 26, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2024)

3.6	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015)

3.7
Amended and Restated Certificate of Designation of Astrana Health Inc. (f/k/a Apollo Medical Holdings, Inc.) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016)

3.8	Amended and Restated By-laws (effective February 28, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 29, 2024)

3.9
Certificate of Elimination of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (filed April 24, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2024)

10.1
Amended Certificate of Determination of Preferences of Series A Preferred Stock of Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2024)

10.2†
Amendment No. 1 to Asset and Equity Purchase Agreement, dated as of January 31, 2024, by and among Metropolitan IPA, a California professional corporation, Astrana Health Enablement of CAL LLC (f/k/a ApolloCare Enablement of CA, LLC), Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), Community Family Care Medical Group IPA, Inc., Advanced Health Management Systems, L.P., Accie M. Mitchell and Gloria C. Mitchell, as Co-Trustees of the Mitchell Family Trust dated July 2, 2003, CFC Management, LLC, the other parties thereto and Marc Mitchell, as the Equityholder Representative (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2024)

10.3+	2015 Equity Incentive Plan (as amended and restated February 26, 2024) (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.4+	Form of Restricted Stock Agreement (2015 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.5+	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.6+	Form of Incentive Stock Option Agreement (2015 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.7+	Form of Nonqualified Stock Option Agreement (2015 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.8+
Employee Stock Purchase Plan (amended and restated effective February 26, 2024) (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.9+
Nonqualified Deferred Compensation Plan (amended and restated effective February 26, 2024) (incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.10+
Employment Inducement Award Plan (amended and restated effective February 26, 2024) (incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.11+	Form of Stock Option Agreement (Employment Inducement Award Plan) (2024) (incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.12+	Form of Restricted Stock Agreement (Employment Inducement Award Plan) (2024) (incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.13+
Form of Restricted Stock Unit Agreement (Employment Inducement Award Plan) (2024) (incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.14+†
Employment Agreement, dated January 23, 2024, by and between Astrana Health Enablement of Nevada, Inc. (f/k/a ApolloCare Enablement of Nevada) and Dinesh Kumar, MD (incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.15
Loan and Security Agreement, dated January 31, 2024, by and between Astrana Care Partners Medical Corporation (f/k/a AP-AMH 2 Medical Corporation), a California professional corporation, and Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) (incorporated herein by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.16
Secured Promissory Note, dated January 31, 2024, between Astrana Care Partners Medical Corporation (f/k/a AP-AMH 2 Medical Corporation), a California professional corporation, as the Borrower, and Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), as the Lender (incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)

10.17†
Amendment No. 1 to Stock Purchase Agreement, dated as of March 31, 2024, by and among Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), I Health, Inc., Ronald Brandt and Allison Brandt (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2024)

10.18
Amendment No. 2 to Asset and Equity Purchase Agreement, dated as of March 29, 2024, by and among Metropolitan IPA, a California professional corporation, Astrana Health Enablement of CA LLC (f/k/a ApolloCare Enablement of CA, LLC), Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), Community Family Care Medical Group IPA, Inc., Advanced Health Management Systems, L.P., Accie M. Mitchell and Gloria C. Mitchell, as Co-Trustees of the Mitchell Family Trust dated July 2, 2003, CFC Management, LLC, the other parties thereto and Marc Mitchell, as the Equityholder Representative (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2024)

10.19+
Employment Agreement between Astrana Health, Inc. and Brandon Sim (Amended and Restated as of April 2, 2024) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024)

10.20+
Employment Agreement between Astrana Health, Inc. and Chandan Basho (Amended and Restated as of April 2, 2024) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2024)

10.21+*	Independent Contractor Agreement, dated December 1, 2023, between AMG, a California Professional Medical Corporation, and Thomas S. Lam, M.D., a Professional Corporation.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

+	Management contract or compensatory plan, contract or arrangement

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

ASTRANA HEALTH, INC.

Dated: May 9, 2024	By:	/s/ Brandon K. Sim
Brandon K. Sim, M.S. Chief Executive Officer and President (Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Chandan Basho
Chandan Basho, M.B.A. Chief Financial and Operating Officer (Principal Financial Officer)