Form 10-Q
period 2024-06-30
Astrana Health, Inc.
filed 2024-08-09
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 30, 2024, there were 56,213,519 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding, which includes 7,132,698 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Astrana Health, Inc. These shares are legally issued and outstanding but treated as treasury shares for accounting purposes.

Astrana Health, Inc.

INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

AAMG	All-American Medical Group
ACO REACH	ACO Realizing Equity, Access, and Community Health
ADSC	Advanced Diagnostic and Surgical Center, Inc.
AHMC	AHMC Healthcare Inc.
AHMS	Advanced Health Management Systems, L.P.
AHM	Astrana Health Management, Inc. (f/k/a Network Medical Management Inc.)
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
Astrana	Astrana Health Inc. (f/k/a Apollo Medical Holdings, Inc.)
Astrana Medical	Astrana Health Medical Corporation (f/k/a AP-AMH Medical Corporation)
Astrana Care Partners Medical	Astrana Care Partners Medical Corporation (f/k/a AP - AMH 2 Medical Corporation)
CAIPA MSO	CAIPA MSO, LLC
CFC	Community Family Care Medical Group IPA, Inc.
CMS	Centers for Medicare & Medicaid Services
DMHC	California Department of Managed Health Care
DMG	Diagnostic Medical Group of Southern California
HSMSO	Health Source MSO Inc., a California corporation
IPA	Independent Practice Association
Jade	Jade Health Care Medical Group, Inc.
LMA	LaSalle Medical Associates
PCCCV	Primary Community Care of Central Valley, Inc.
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
Sun Labs	Sun Clinical Labs
VIE	Variable Interest Entity

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, or other financial items, such as our projected capitation from CMS, our forward-looking guidance and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, or acquisitions; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; any statements regarding the outlook of the ACO REACH Model, the MSSP, or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; any statements regarding potential changes to our tax structure; any statements regarding future economic conditions or performance; any statements relating to the potential impact of cybersecurity breaches or disruptions to our management information systems or widespread outages, interruptions or other failures of operational, communication, and other systems; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$325,310	$293,807
Investment in marketable securities	2,383	2,498
Receivables, net	132,323	76,780
Receivables, net – related parties	69,269	58,980
Income taxes receivable	22,005	10,657
Other receivables	1,642	1,335
Prepaid expenses and other current assets	17,417	17,450

Total current assets	570,349	461,507

Non-current assets
Land, property and equipment, net	10,305	7,171
Intangible assets, net	116,231	71,648
Goodwill	409,581	278,831
Income taxes receivable	15,943	15,943
Loans receivable, non-current	49,163	26,473
Investments in other entities – equity method	33,276	25,774
Investments in privately held entities	8,896	6,396
Restricted cash	646	345
Operating lease right-of-use assets	28,792	37,396
Other assets	9,289	1,877

Total non-current assets	682,122	471,854

Total assets(1)	$1,252,471	$933,361

Liabilities, mezzanine equity and equity

Current liabilities
Accounts payable and accrued expenses	$95,757	$59,949
Fiduciary accounts payable	7,321	7,737
Medical liabilities	151,482	106,657
Dividend payable	638	638
Finance lease liabilities	591	646
Operating lease liabilities	4,884	4,607
Current portion of long-term debt	17,000	19,500
Other liabilities	32,152	18,940

Total current liabilities	309,825	218,674

Non-current liabilities
Deferred tax liability	3,250	4,072
Finance lease liabilities, net of current portion	879	1,033
Operating lease liabilities, net of current portion	27,092	36,289
Long-term debt, net of current portion and deferred financing costs	425,006	258,939
Other long-term liabilities	7,723	3,586

Total non-current liabilities	463,950	303,919

Total liabilities(1)	773,775	522,593

Commitments and contingencies (Note 12)

Mezzanine equity

Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	(204,312)	(205,883)

Stockholders’ equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized as of June 30, 2024 and December 31, 2023
Series A Preferred stock, zero authorized and issued and zero outstanding as of June 30, 2024 and 1,111,111 authorized and issued and zero outstanding as of December 31, 2023	—	—
Series B Preferred stock, zero authorized and issued and zero outstanding as of June 30, 2024 and 555,555 authorized and issued and zero outstanding as of December 31, 2023	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 47,541,549 and 46,843,743 shares issued and outstanding, excluding 10,584,340 and 10,584,340 treasury shares, as of June 30, 2024 and December 31, 2023, respectively	48	47
Additional paid-in capital	401,686	371,037
Retained earnings	277,140	243,134
Total stockholders’ equity	678,874	614,218

Non-controlling interest	4,134	2,433

Total equity	683,008	616,651

Total liabilities, mezzanine equity and equity	$1,252,471	$933,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $671.9 million and $540.8 million as of June 30, 2024 and December 31, 2023, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $175.8 million and $146.0 million as of June 30, 2024 and December 31, 2023, respectively. These VIE balances do not include $516.4 million of investment in affiliates and $72.8 million of amounts due to affiliates as of June 30, 2024, and $273.2 million of investment in affiliates and $107.3 million of amounts due to affiliates as of December 31, 2023, as these are eliminated upon consolidation and not presented within the condensed consolidated balance sheets. See Note 16 — “Variable Interest Entities (VIEs)” for further details.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Capitation, net	$442,574	$300,549	$808,484	$600,753
Risk pool settlements and incentives	18,408	20,121	35,785	33,583
Management fee income	1,604	12,493	5,682	22,389
Fee-for-service, net	19,959	13,262	35,896	25,324
Other revenue	3,720	1,784	4,774	3,404

Total revenue	486,265	348,209	890,621	685,453

Operating expenses
Cost of services, excluding depreciation and amortization	412,805	292,876	743,204	582,273
General and administrative expenses	35,953	24,056	74,675	45,236
Depreciation and amortization	7,441	4,248	12,537	8,541

Total expenses	456,199	321,180	830,416	636,050

Income from operations	30,066	27,029	60,205	49,403

Other income (expense)
Income from equity method investments	902	2,723	1,534	5,207
Interest expense	(8,587)	(3,632)	(16,172)	(6,901)
Interest income	3,513	3,327	7,509	6,335
Unrealized (loss) gain on investments	(123)	859	976	(5,533)
Other income	6,126	1,185	1,849	2,389

Total other income (expenses), net	1,831	4,462	(4,304)	1,497

Income before provision for income taxes	31,897	31,491	55,901	50,900

Provision for income taxes	10,031	14,009	17,173	20,930

Net income	21,866	17,482	38,728	29,970

Net income attributable to non-controlling interest	2,695	4,312	4,722	3,668

Net income attributable to Astrana Health, Inc.	$19,171	$13,170	$34,006	$26,302

Earnings per share – basic	$0.40	$0.28	$0.72	$0.57

Earnings per share – diluted	$0.40	$0.28	$0.71	$0.56

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Mezzanine Equity – Non-controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 1, 2024	$(205,883)	46,843,743	$47	$371,037	$243,134	$2,433	$616,651
Net income	326	—	—	—	14,835	1,701	16,536
Purchase of non-controlling interest	—	—	—	—	—	(25)	(25)
Sale of non-controlling interest	—	—	—	—	—	150	150
Shares issued for vesting of restricted stock awards	—	5,149	—	(2,407)	—	—	(2,407)
Share-based compensation	—	—	—	5,748	—	—	5,748
Issuance of shares for business acquisition	—	631,712	1	21,951	—	—	21,952
Acquisition of non-controlling interest	—	(22,340)	—	(856)	—	321	(535)
Dividends	—	—	—	—	—	(95)	(95)
Balance at March 31, 2024	$(205,557)	47,458,264	$48	$395,473	$257,969	$4,485	$657,975
Net income	1,245	—	—	—	19,171	1,450	20,621
Shares issued for vesting of restricted stock awards	—	83,285	—	(1,177)	—	—	(1,177)
Share-based compensation	—	—	—	7,390	—	—	7,390
Dividends	—	—	—	—	—	(1,801)	(1,801)
Balance at June 30, 2024	$(204,312)	47,541,549	$48	$401,686	$277,140	$4,134	$683,008

	Mezzanine Equity – Non-controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 1, 2023	$14,237	46,575,699	$47	$360,097	$182,417	$1,749	$544,310
Net (loss) income	(1,729)	—	—	—	13,132	1,085	14,217
Shares issued for vesting of restricted stock awards	—	57,825	—	(109)	—	—	(109)
Shares issued for exercise of options and warrants	—	125,000	—	1,250	—	—	1,250
Purchase of treasury shares	—	(270,081)	—	(9,539)	—	—	(9,539)
Share-based compensation	—	—	—	3,445	—	—	3,445
Dividends	—	—	—	—	—	(120)	(120)
Transfer of common control entities	1,769	—	—	(2,447)	—	—	(2,447)
Balance at March 31, 2023	$14,277	46,488,443	$47	$352,697	$195,549	$2,714	$551,007
Net income	3,245	—	—	—	13,170	1,067	14,237
Purchase of non-controlling interest	—	—	—	—	—	(50)	(50)
Sale of non-controlling interest	—	—	—	—	—	106	106
Shares issued for vesting of restricted stock awards	—	42,734	—	(464)	—	—	(464)
Share-based compensation	—	—	—	4,213	—	—	4,213
Issuance of shares for business acquisition	—	22,340	—	800	—	—	800
Dividends	(601)	—	—	—	—	(96)	(96)
Tax impact from dividends	(3,076)	—	—	—	—	—	—
Balance at June 30, 2023	$13,845	46,553,517	$47	$357,246	$208,719	$3,741	$569,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities
Net income	$38,728	$29,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,537	8,541
Amortization of debt issuance cost	917	474
Share-based compensation	13,138	7,658
Non-cash lease expense	2,632	3,240
Unrealized (gain) loss on investments	(976)	5,485
Income from equity method investments	(1,534)	(5,207)
Unrealized loss on interest rate swaps	—	49
Deferred tax	(7,259)	(3,746)
Other	7,091	—
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(38,012)	(17,296)
Receivables, net – related parties	(10,289)	(17,673)
Other receivables	(2,386)	1,229
Prepaid expenses and other current assets	(4,539)	(2,277)
Other assets	(1,262)	(21)
Accounts payable and accrued expenses	25,668	(2,864)
Fiduciary accounts payable	(416)	538
Medical liabilities	10,751	13,335
Income taxes payable/receivable	(13,061)	15,396
Operating lease liabilities	(2,397)	(3,309)
Other long-term liabilities	(166)	—
Net cash provided by operating activities	29,165	33,522

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	(114,585)	350
Proceeds from repayment of promissory notes, including those with related parties	256	2,143
Purchase of marketable securities	(55)	(2,022)
Purchase of investments – privately held	(2,500)	(2,000)
Purchase of investment – equity method	(5,968)	(325)
Purchase of call option issued in conjunction with equity method investment	(3,907)	—
Issuance of promissory notes	(21,000)	—
Purchases of property and equipment	(3,205)	(17,367)
Net cash used in investing activities	(150,964)	(19,221)

Cash flows from financing activities
Dividends paid	(1,896)	(842)
Borrowings on long-term debt	170,320	1,734
Repayment of long-term debt	(11,000)	(312)
Payment of finance lease obligations	(362)	(303)
Proceeds from the exercise of stock options and warrants	—	1,250
Taxes paid from net share settlement of restricted stock	(3,584)	—
Repurchase of treasury shares	—	(9,539)
Proceeds from sale of non-controlling interest	150	—
Purchase of non-controlling interest	(25)	(50)
Net cash provided by (used in) financing activities	153,603	(8,062)

Net increase in cash and cash equivalents	31,804	6,239

	Six Months Ended June 30,
	2024	2023

Cash, cash equivalents, and restricted cash, beginning of period	294,152	288,027

Cash, cash equivalents, and restricted cash, end of period	$325,956	$294,266

Supplemental disclosures of cash flow information
Cash paid for income taxes	$35,742	$7,881
Cash paid for interest	$14,613	$6,264

Supplemental disclosures of non-cash investing and financing activities
Fixed asset obtained in exchange for finance lease liabilities	$152	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$7,661	$701
Common stock issued in business combination	$21,952	$800
Draw on letter of credit through Revolver Loan	$4,732	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$325,310	$293,921
Restricted cash	646	345
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$325,956	$294,266

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

Headquartered in Alhambra, California, Astrana is a leading provider-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, Astrana operates an integrated healthcare delivery platform that enables providers to successfully participate in value-based care arrangements, thus empowering them to deliver accessible, high-quality care to patients in a cost-effective manner. Together with Astrana’s affiliated physician groups and consolidated subsidiaries and VIEs, the Company provides value-based care enablement services and care delivery with its consolidated care partners to serve patients in California, Nevada, and Texas, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid, and commercial, with some portion of revenue from self-pay patients. The Company provides value based care services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, ancillary providers, and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, physician and specialist extenders, and hospitalists.

Segments

The Company’s three reportable segments are Care Partners, Care Delivery and Care Enablement, which are described as follows:

Care Partners

The Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners aligned on a shared vision for coordinated care delivery. By leveraging the Company’s unique care enablement platform and ability to recruit, empower, and incentivize physicians to effectively manage total cost of care, the Company is able to organize partnered providers into successful multi-payer risk-bearing organizations that take on varying levels of risk based on total cost of care across membership in all lines of business, including, Medicare Advantage, Medicaid, Commercial, Exchange, and Medicare fee for service ("FFS"). The Company's healthcare delivery entities, through a network of risk-bearing organizations ("RBOs") that encompass independent practice associations ("IPAs"), accountable care organizations ("ACOs"), and state-specific entities such as Restricted Knox-Keene licensed health plans in California. These entities are tasked with the coordination and provision of high-quality care to patients within Astrana's ecosystem. This helps provide a seamless continuity of care among patients in different age groups, stages of life, and life circumstances. Beginning in 2024, in addition to participating in the ACO REACH Model, the Company began participating in the Medicare Shared Savings Program (“MSSP”). The MSSP was created to promote accountability and improve coordination of care for Medicare beneficiaries.

Care Delivery

The Company’s Care Delivery segment is a patient-centric, data-driven care delivery organization focused on delivering high-quality and accessible care to all patients. The Company’s care delivery organization includes primary care, multi-specialty care, and ancillary care services. This segment includes the following:

•
Primary care clinics, including post-acute care services;
•
Specialty care clinics and inpatient services, including cardiac care, endocrinology, and ophthalmology as well as hospitalist and intensivist services; and
•
Ancillary service providers, such as urgent care centers, outpatient imaging centers, ambulatory surgery centers, and full-service labs.

Care Enablement

The Company’s Care Enablement segment represents a comprehensive platform that integrates clinical, operational, financial, and administrative information, all powered by the Company’s proprietary technology suite. This platform enhances the delivery of high-quality, value-based care to patients and helps lead to superior clinical and financial outcomes. The Company provides solutions to payers and providers, including independent physicians, provider and medical groups, and ACOs. The Company’s platform meets providers and payers wherever they are on the spectrum of total cost of care, offering solutions for fee-for-service entities to providers opening to taking upside and downside risk on professional and institutional spend, and across all patient types, including Medicare, Medicaid, Commercial, and Exchange patients. This segment includes the Company’s wholly owned subsidiaries that operate as management services organizations (“MSOs”), which enter into long-term management and/or administrative services agreements with RBOs and other providers. By leveraging the Company’s care enablement platform, providers and payers can improve their ability to deliver high-quality care to their patients and achieve better patient outcomes.

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2023, has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024. In the opinion of management, all material adjustments (consisting of normal recurring adjustments as well as intercompany accounts and transactions, which have been eliminated) considered necessary for a fair presentation have been made to make the condensed consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future periods.

Principles of Consolidation

The condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, and the condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023, include Astrana’s wholly owned subsidiaries and consolidated VIEs.

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2023.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment assessment, accrual of medical liabilities (incurred but not reported claims), determination of hospital shared-risk and health plan shared-risk revenue and receivables (including constraints and completion factors), income tax-valuation allowance, share-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

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

Reportable Segments

As of June 30, 2024, the Company operates in three reportable segments:

•
Care Partners;
•
Care Delivery; and
•
Care Enablement.

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

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents and restricted cash. As of June 30, 2024 and December 31, 2023, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $345.6 million and $318.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Receivables, Receivables – Related Parties, Other Receivables and Loan Receivables

The Company’s receivables are comprised of accounts receivable, capitation and fee for service receivable, risk pool settlements, incentive receivables, management fee income, and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.

The Company’s receivables – related parties are comprised of risk pool settlements, management fee income, and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.

The Company’s loan receivables consist of promissory notes that accrue interest per annum. As of June 30, 2024, promissory notes are expected to be collected by their maturity dates.

Capitation receivables relate to each health plan’s capitation and are received by the Company in the month following the month of service. Capitation receivable also includes receivables from CMS related to our participation in the ACO REACH model. Risk pool settlements and incentive receivables mainly consist of the Company’s hospital shared-risk pool receivable, which is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consist of receivables from fee-for-service (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.

The Company maintains reserves for potential credit losses on the receivables. Management reviews the composition of the Company’s receivables and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected, and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis.

Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided and collection is reasonably likely to occur. Regarding the credit loss standard, the Company continuously monitors its collections of receivables. Our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (“CECL”) model.

Concentrations of Credit Risks

The Company disaggregates revenue from contracts by service type and payer type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The condensed consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payer type for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial	$44,187	$38,907	$92,916	$78,926
Medicare	243,125	222,159	488,070	438,469
Medicaid	180,350	69,112	261,611	136,451
Other third parties	18,603	18,031	48,024	31,607
Revenue	$486,265	$348,209	$890,621	$685,453

The Company had major payers that contributed the following percentages of net revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Payer A	28.9%	38.2%	31.2%	39.8%
Payer B	15.4%	*	14.5%	*

*Less than 10% of total net revenues

The Company had major payers that contributed to the following percentages of receivables and receivables – related parties:

	As of June 30, 2024	As of December 31, 2023
Payer A	30.5%	36.0%
Payer C	33.8%	41.0%

Revenue Recognition

The Company receives payments from the following sources for services rendered:

•
Commercial insurers;
•
Federal government under the Medicare program administered by CMS;
•
State governments under Medicaid and other programs;
•
Other third-party payers (e.g., hospitals and IPAs); and
•
Individual patients and clients.

Revenue primarily consists of the following:

•
Capitation revenue;
•
Risk pool settlements and incentives;
•
Management fee revenue; and
•
FFS revenue.

Revenue is recorded in the period in which services are rendered or the period in which the Company is obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.

Risk Pool Settlements and Incentives

Medicare Shared Savings Program Revenue

Beginning in 2024, Astrana participates in MSSP. The MSSP has multiple risk tracks, and Astrana is currently participating in the ENHANCED risk track. Under the MSSP Model, Astrana recruits a group of Participant and Preferred (in-network) Providers. Based on the Participant Providers that join our ACO, CMS grants us a pool of Traditional Medicare patients (beneficiaries) to manage (the “MSSP Aligned Beneficiaries”). The Company’s MSSP Aligned Beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. CMS continues to pay participants and preferred providers on a fee-for-service basis for Medicare-covered services provided to MSSP Aligned Beneficiaries. The Company continues to bear risk on all Medicare expenditures (both in-network and out-of-network), excluding drug expenditures covered by Medicare Part D, based on a budgetary benchmark established with CMS. Astrana’s shared savings or losses in managing the Company’s beneficiaries are generally determined on an annual basis after reconciliation with CMS. Pursuant to Astrana’s risk-share agreement with CMS, the Company is eligible to receive the surplus (“shared savings”) or is liable for the deficit (“shared losses”) according to the budgetary benchmark established by CMS based on Astrana’s efficiency, or lack thereof, in managing the expenditures associated with the Company’s MSSP Aligned Beneficiaries. The Company estimates the shared service revenue by analyzing the activities during the relevant time period in contemplation of the agreed-upon benchmarks, metrics, performance criteria, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded and is constrained until the shared service revenue can be reasonably estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company's performance. As of June 30, 2024 and December 31, 2023, the Company's contract liability balance was $2.6 million and $0.7 million, respectively. Approximately $0.6 million of the Company's contract liability accrued as of December 31, 2023 has been recognized as revenue during the six months ended June 30, 2024. Contract liability is presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the condensed consolidated financial statements. Once the recognition threshold is met, the tax position is measured to determine the actual amount of benefit to recognize in the condensed consolidated financial statements.

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
Business Combinations and Goodwill

Advanced Health Management Systems, L.P. (“AHMS”)

On March 31, 2024, the Company, through its wholly owned subsidiary, purchased all of the outstanding general and limited partnership interests of AHMS. AHMS's wholly owned subsidiary operates a Restricted Knox-Keene licensed health plan in Los Angeles, California. At June 30, 2024, total consideration for the acquisition was $63.9 million. The consideration is subject to change based on working capital adjustments.

Prime Community Care of Central Valley, Inc. (“PCCCV”)

On March 29, 2024, the Company, through its consolidated VIE, acquired certain assets of PCCCV, a professional medical corporation that operates in Central California. Total consideration of the acquisition was approximately $10.5 million, consisting of cash funded upon the close date and contingent considerations fair valued at $2.5 million on March 29, 2024 (“PCCCV contingent considerations”). Refer to Note 19 - “Fair Value Measurements of Financial Instruments” for additional information on contingent considerations.

Community Family Care Medical Group IPA, Inc. (“CFC”)

On January 31, 2024, the Company, through its consolidated VIE, acquired certain assets of CFC. CFC is an RBO that manages the healthcare of members in the Los Angeles, California area. The group serves patients across Medicare, Medicaid, and Commercial payers. At June 30, 2024, the total consideration for the purchase was $121.0 million, consisting of $91.0 million cash funded upon the close date, $22.0 million of the Company’s common stock, resulting in the issuance of 631,712 shares of common stock, and contingent considerations fair valued at $8.0 million on January 31, 2024 (“CFC contingent considerations”). The consideration is subject to change based on working capital adjustments. Refer to Note 19 - “Fair Value Measurements of Financial Instruments” for additional information on contingent considerations.

Advanced Diagnostic and Surgical Center, Inc. (“ADSC”)

On January 1, 2024, the Company acquired 95% of the equity interest of ADSC. ADSC is a diagnostic and surgical center that also provides ambulatory surgery services. The total consideration consisted of cash funded upon close of the transaction and contingent considerations fair valued at $3.6 million on January 1, 2024 (“ADSC contingent considerations”) and is subject to change based on working capital adjustments. Refer to Note 19 - “Fair Value Measurements of Financial Instruments” for additional information on contingent considerations.

The Company is still in the process of finalizing the purchase price allocation for these acquisitions, and therefore, the balances are subject to change as a result of any working capital or fair value adjustments. The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed related to each acquisition at the acquisition date (in thousands):

	CFC	AHMS	Others *	Net Total
Total purchase consideration:
Cash paid	$90,998	$63,935	$12,500	$167,433
Contingent consideration	8,026	—	6,161	14,187
Common stock issued	21,952	—	—	21,952
	$120,976	$63,935	$18,661	$203,572

Assets:
Cash and cash equivalents	$15,083	$33,950	$3,515	$52,548
Investment in marketable securities	—	—	30	30
Receivables	6,530	11,007	—	17,537
Other Receivables	472	—	—	472
Prepaid expenses and other current assets	—	36	11	47
Amount due from affiliates	2,902	—	—	2,902
Land, property and equipment	—	—	823	823
Intangible assets	28,200	23,800	3,900	55,900
Goodwill	85,208	31,811	11,121	128,140
Income tax receivable	—	—	1	1
Restricted cash	—	300	—	300
Total identifiable assets acquired	$138,395	$100,904	$19,401	$258,700

Liabilities:
Accounts payable and accrued expenses	$1,641	$7,111	$250	$9,002
Medical liabilities	15,754	15,849	—	31,603
Amount due from affiliates	—	5,890	54	5,944
Income taxes payable	24	1,689	—	1,713
Deferred tax liability	—	6,430	8	6,438
Noncontrolling interest	—	—	428	428
Total identified liabilities assumed	$17,419	$36,969	$740	$55,128

Total net identifiable assets acquired	$120,976	$63,935	$18,661	$203,572

* Others consist of estimated fair values of the assets acquired, net of cash acquired, related to ADSC and PCCCV.

Following the acquisition dates, the operating results have been included in our condensed consolidated financial statements. For the period from the acquisition dates through June 30, 2024, the total revenue and net income of CFC, AHMS, ADSC and PCCCV, in aggregate, were $132.7 million and $11.4 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Total revenue	$486,265	$395,006	$955,068	$777,468
Net income attributable to Astrana Health, Inc.	$19,171	$18,337	$37,641	$38,660

Net income per share – basic	$0.40	$0.39	$0.79	$0.83
Net income per share – diluted	$0.40	$0.39	$0.79	$0.83

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

Goodwill is not deductible for tax purposes. The Company had no impairment of its goodwill or indefinite-lived intangible assets during the three and six months ended June 30, 2024 and 2023.

The change in the carrying value of goodwill for the six months ended June 30, 2024 was as follows (in thousands):

Amount
Balance, January 1, 2024	$278,831
Acquisitions	128,140
Adjustments	2,610
Balance, June 30, 2024	$409,581

4.
Intangible Assets, Net

At June 30, 2024, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross June 30, 2024	Accumulated Amortization	Net June 30, 2024
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Licenses	N/A	1,900	—	1,900
Amortized intangible assets:
Network relationships	11-21	156,779	(109,380)	47,399
Management contracts	15	22,832	(17,341)	5,491
Member relationships	7-14	71,977	(13,428)	58,549
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(333)	678
Developed technology	6	107	(43)	64
		$258,816	$(142,585)	$116,231

At December 31, 2023, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2023	Accumulated Amortization	Net December 31, 2023
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(104,859)	45,820
Management contracts	15	22,832	(16,662)	6,170
Member relationships	10-14	24,077	(7,345)	16,732
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(308)	703
Developed technology	6	107	(34)	73
		$202,916	$(131,268)	$71,648

For the three months ended June 30, 2024 and 2023, the Company recognized amortization expenses of $6.9 million and $3.3 million, respectively, in depreciation and amortization on the accompanying condensed consolidated statements of income. For the six months ended June 30, 2024 and 2023, the Company recognized amortization expenses of $11.3 million and $6.3 million, respectively, in depreciation and amortization on the accompanying condensed consolidated statements of income. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the six months ended June 30, 2024 and 2023.

Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount
2024 (excluding the six months ended June 30, 2024)	$13,452
2025	22,948
2026	18,710
2027	15,220
2028	12,497
Thereafter	29,354

Total	$112,181

5.
Investments in Other Entities

Equity Method

For the six months ended June 30, 2024 and 2023, the Company’s equity method investment balance consisted of the following (in thousands):

	% of Ownership	December 31, 2023	Initial Investment	Allocation of Net Income (Loss)	Distribution	June 30, 2024
LaSalle Medical Associates – IPA line of business	25%	$9,866	$—	$1,161	$—	$11,027
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,691	—	(43)	—	1,648
CAIPA MSO, LLC	30%	13,660	—	440	—	14,100
I Health, Inc.	25%	—	5,968	(45)	—	5,923
Other *	25%	557	—	21	—	578
		$25,774	$5,968	$1,534	$—	$33,276

	% of Ownership	December 31, 2022	Initial Investment	Allocation of Net Income (Loss)	Distribution	June 30, 2023
LaSalle Medical Associates – IPA line of business	25%	$5,684	$—	$4,853	$—	$10,537
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,878	—	(223)	—	1,655
531 W. College, LLC **	50%	17,281	—	(211)	—	17,070
One MSO, LLC **	50%	2,718	—	242	—	2,960
CAIPA MSO, LLC	30%	12,738	—	451	—	13,189
Other *	25%	—	325	95	—	420
		$40,299	$325	$5,207	$—	$45,831

* Other consists of smaller equity method investments.

** Investments were solely for the benefit of APC and its shareholders.

For three months ended June 30, 2024 and 2023, the Company’s equity method investment balance consisted of the following (in thousands):

	% of Ownership	March 31, 2024	Initial Investment	Allocation of Net Income (Loss)	Distribution	June 30, 2024
LaSalle Medical Associates – IPA line of business	25%	$10,225	$—	$802	$—	$11,027
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,718	—	(70)	—	1,648
CAIPA MSO, LLC	30%	13,846	—	254	—	14,100
I Health, Inc.	25%	9,487	(3,519)	(45)	—	5,923
Other *	25%	617	—	(39)	—	578
		$35,893	$(3,519)	$902	$—	$33,276

	% of Ownership	March 31, 2023	Initial Investment	Allocation of Net Income (Loss)	Distribution	June 30, 2023
LaSalle Medical Associates – IPA line of business	25%	$7,848	$—	$2,689	$—	$10,537
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,886	—	(231)	—	1,655
531 W. College, LLC **	50%	17,191	—	(121)	—	17,070
One MSO, LLC **	50%	2,833	—	127	—	2,960
CAIPA MSO, LLC	30%	12,988	—	201	—	13,189
Other *	25%	362	—	58	—	420
		$43,108	$—	$2,723	$—	$45,831

I Health, Inc.

On March 31, 2024, a wholly owned subsidiary of the Company acquired a 25% equity interest in I Health, Inc. (“I Health”), a management service organization. The Company accounts for its investment in I Health under the equity method of accounting as the Company has the ability to exercise significant influence, but not control over I Health’s operations. The purchase agreement includes a call option that allows the Company to purchase an additional 25% equity interest on each of the first, second and third anniversary of the purchase (“I Health Call Option”). The total purchase price for this arrangement was $9.9 million, consisting of $3.9 million in the form of a call option, and $6.0 million as the initial investment of the 25% equity interest. The I Health Call Option is presented within other assets in the accompanying condensed consolidated balance sheet.

There was no impairment loss recorded related to equity method investments for the three and six months ended June 30, 2024 and 2023.

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

BASS Medical Group

On January 29, 2024, the Company provided BASS Medical Group (“BASS”) with a $20.0 million senior secured promissory note (“BASS secured promissory note”). The promissory note is secured by certain assets of BASS. The BASS secured promissory note matures on January 11, 2031, and has an interest rate per annum equal to 8.21% compounded annually. The principal on the note, including unpaid interest, are due and payable on the maturity date.

The Company assessed the outstanding loans receivable under the CECL model by assessing the party’s ability to pay by reviewing their financial history quarterly and reassessing any identified insolvency risk.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable and other accruals	$38,221	$9,075
Capitation payable	12,888	4,503
Subcontractor IPA payable	2,529	2,529
Professional fees	7,469	4,407
Due to related parties	3,589	9,271
Contract liabilities	2,618	744
Accrued compensation	15,898	20,098
Other provider payable	12,545	9,322
Total accounts payable and accrued expenses	$95,757	$59,949

8.
Medical Liabilities

The Company’s medical liabilities consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Medical liabilities, beginning of period	$106,657	$81,255
Acquired* (see Note 3)	34,074	4,757
Components of medical care costs related to claims incurred:
Current period	519,975	441,443
Prior periods	(3,467)	(12,066)
Total medical care costs	516,508	429,377
Payments for medical care costs related to claims incurred:
Current period	(394,391)	(338,327)
Prior periods	(110,932)	(79,071)
Total paid	(505,323)	(417,398)
Adjustments	(434)	2,056

Medical liabilities, end of period	$151,482	$100,047

*The acquired balance includes medical liabilities from current and prior periods.

9.
Credit Facility, Promissory Notes Payable, Bank Loans, and Lines of Credit

The Company’s debt balance consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Term Loan	$289,000	$280,000
Revolver Loan	146,732	—
Promissory Note Payable	10,320	2,000
Total debt	446,052	282,000

Less: Current portion of debt	(17,000)	(19,500)
Less: Unamortized financing costs	(4,046)	(3,561)

Long-term debt	$425,006	$258,939

The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of June 30, 2024, and December 31, 2023, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2024 (excluding the six months ended June 30, 2024)	$9,500
2025	16,875
2026	169,232
2027	32,695
2028	217,750

Total	$446,052

Amended Credit Facility

Amended Credit Agreement

On June 16, 2021, the Company entered into an amended and restated credit agreement (as subsequently amended as described below, the “Amended Credit Agreement”) with Truist Bank, in its capacity as administrative agent for the lenders, issuing bank, swingline lender and lender, and the banks and other financial institutions from time to time party thereto, to, among other things, to amend and restate that certain credit agreement, dated September 11, 2019, by and among the Company, Truist Bank, and certain lenders thereto, in its entirety. The Amended Credit Agreement provides for a five-year revolving credit facility (the “Amended Credit Facility”) to the Company of $400.0 million (“Revolver Loan”), which includes a letter of credit sub-facility of up to $25.0 million (which was amended to $50.0 million, as described below) and a swingline loan sub-facility of $25.0 million which expires on June 16, 2026.

On December 20, 2022, an amendment was made to the Amended Credit Agreement, in which all amounts borrowed under the Amended Credit Agreement as of the effective date were automatically converted from London Interbank Offer Rate (“LIBOR”) Loans to Secured Overnight Financing Rate (“SOFR”) Loans with an initial interest period of one month on and as of the amendment effective date. Amounts borrowed under the Revolver Loan bear interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement) plus a spread ranging from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement), or (b) a base rate, plus a spread ranging from 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of June 30, 2024, the Company had borrowings of $146.7 million outstanding on the Revolver Loan and the interest rate on the Revolver Loan was 7.43%.

On September 8, 2023, a Second Amendment to the Amended Credit Agreement was entered into, which, among other things, increased the letter of credit sub-facility from $25.0 million to $50.0 million.

On November 3, 2023, the Company entered into a Third Amendment to the Amended Credit Agreement (“Third Amendment”) with Truist Bank and the other financial institutions party thereto. The Third Amendment provided a new term loan to the Company in an aggregate amount of up to $300.0 million, with $180.0 million funded at the closing of the Third Amendment, and $120.0 million available to be drawn by the Company as delayed draw loans during the six months subsequent to the closing of the Third Amendment (collectively, the “Term Loan”). The Term Loan matures on November 3, 2028 (or such earlier date on which it is terminated in accordance with the provisions of the Amended Credit Agreement) and amortizes quarterly at 5% per annum for each of the first two years, 7.5% per annum for years three and four, and 10% per annum for year five. The Term Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, adjusted for any Term SOFR Adjustment, plus a spread from 1.50% to 2.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio, or (b) a base rate, plus a spread of 0.50% to 1.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of June 30, 2024, the outstanding borrowings on the Term Loan was $289.0 million and the interest rate on the Term Loan was 7.43%.

In May 2024, the Company entered into a Fourth Amendment to the Amended Credit Agreement, which updates the letter of credit provisions in the Amended Credit Agreement to provide the Company with the ability to have letters of credit issued under the Amended Credit Agreement that extend beyond the maturity date of the Amended Credit Agreement.

The Amended Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated total net leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter, provided that for any fiscal quarter during which the Company or certain subsidiaries consummate a permitted acquisition or investment, and the aggregate purchase price is greater than $75.0 million, the maximum consolidated total net leverage ratio may temporarily increase by 0.25 to 1.00 to 4.00 to 1.00. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter.

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

Promissory Note Payable

FYB Promissory Note Agreement with CCHCA

In May 2021, For Your Benefit, Inc., a wholly owned subsidiary of the Company, entered into a promissory note agreement with Chinese Community Health Care Association. The principal on the promissory note is $2.0 million, with a maturity date of May 9, 2024. The interest rate is the prime rate plus 1.0%. The prime rate is updated annually on the effective date of the note and published by the Wall Street Journal.

I Health Promissory Note Payable - Related Party

On April 1, 2024, the Company received $8.3 million as a promissory note with a maturity date of March 31, 2027. I Health may accelerate the maturity date if the Company does not exercise the I Health Call Option (see Note 5 — “Investments in Other Entities - Equity Method”). The promissory note has an interest rate of 4.30% per annum on the principal amount. Accrued interest is payable on each anniversary of the promissory note payable. I Health is accounted for under the equity method based on the 25% equity ownership interest held by the Company (see Note 5 — “Investments in Other Entities - Equity Method”).

Deferred Financing Costs

At June 30, 2024, and December 31, 2023, the unamortized deferred financing costs were $5.2 million and $6.1 million, respectively. As of June 30, 2024 and December 31, 2023, $1.2 million and $2.6 million, respectively, of unamortized deferred financing costs was recognized in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and consisted of unamortized deferred financing costs related to unborrowed amounts available on the Revolver Loan. As of June 30, 2024, and December 31, 2023, $4.0 million and $3.6 million, respectively, of unamortized deferred financing costs was recorded as a direct reduction against the amounts borrowed on the Term Loan and Revolver. The remaining unamortized deferred financing costs related to the Revolver Loan are amortized over the life of the Revolver Loan using the straight-line method. The remaining unamortized deferred financing costs related to the Term Loan are amortized over the life of the Term Loan using the effective interest rate method. Interest expense in the condensed consolidated statements of income included amortization of deferred debt issuance costs.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the six months ended June 30, 2024 and 2023, was 7.17% and 5.93%, respectively.

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

Standby Letters of Credit

The Company established irrevocable standby letters of credit with Truist Bank under the Amended Credit Agreement for a total of $31.8 million for the benefit of CMS and certain health plans as of June 30, 2024. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present or any future expiration date.

Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank under the APC Business Loan Agreement for a total of $3.9 million for the benefit of certain health plans as of June 30, 2024. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

10.
Mezzanine and Stockholders’ Equity

Mezzanine Equity

APC

As the redemption feature of the APC shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of June 30, 2024 and December 31, 2023.

Stockholders’ Equity

As of June 30, 2024, 41,048 holdback shares have not been issued to certain former AHM shareholders who were AHM shareholders at the time of closing of the 2017 merger of Astrana with AHM, as they have yet to submit properly completed letters of transmittal to Astrana in order to receive their pro rata portion of Astrana common stock as contemplated under the 2017 merger agreement. Pending such receipt, such former AHM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 merger. The condensed consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 merger.

Preferred Stock – Series A and Series B

In October 2015, AHM purchased from Astrana, in a private offering of securities, 1,111,111 units, each unit consisting of one share of Astrana’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and a common stock warrant to purchase one share of Astrana’s common stock at an exercise price of $9.00 per share, which expired in October 2020. In March 2016, AHM purchased from Astrana, in a private offering of securities, 555,555 units, each unit consisting of one share of Astrana’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and a common stock warrant to purchase one share of Astrana’s common stock at an exercise price of $10.00 per share, which expired in March 2021. In April 2024, the Company repurchased all outstanding shares of preferred stock held by AHM. On April 24, 2024, the Company filed a Certificate of Elimination to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, eliminating from the Restated Certificate of Incorporation all matters set forth in the Amended and Restated Certificate of Designation with respect to the Company’s Series A Preferred Stock and Series B Preferred Stock and returning each of the Series A Preferred Stock and Series B Preferred Stock to the status of authorized and unissued shares of preferred stock of the Company, without designation as to series. As a result, there were no authorized or outstanding shares of the Series A Preferred Stock or Series B Preferred Stock as of June 30, 2024.

Treasury Stock

As of June 30, 2024, and December 31, 2023, APC owned 7,132,698 shares of Astrana’s common stock. While such shares of Astrana’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the condensed consolidated financial statements. APC’s ownership in Astrana was 13.02% and 13.22% as of June 30, 2024, and December 31, 2023, respectively.

As of June 30, 2024, and December 31, 2023, the Company had previously repurchased 3,451,642 shares of its common stock. These are included as treasury stock.

As of June 30, 2024, and December 31, 2023, the total treasury stock, including the Company’s stock held by APC, was 10,584,340.

Dividends

During the three months ended June 30, 2024 and 2023, certain consolidated subsidiaries of the Company paid distributions of $1.8 million and $0.1 million, respectively, to the shareholders who own the non-controlling interests in the entities. During the six months ended June 30, 2024 and 2023, certain consolidated subsidiaries of the Company paid distributions of $1.9 million and $0.2 million, respectively, to the shareholders who own the non-controlling interests in the entities.

11.
Stock-Based Compensation

The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three and six months ended June 30, 2024 and 2023, and associated with the issuance of restricted shares of common stock and vesting of stock options that are included in general and administrative expenses in the accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$349	$422	$698	$988
Restricted stock	6,963	3,791	12,362	6,670
ESPP	78	—	78	—
Total stock-based compensation expense	$7,390	$4,213	$13,138	$7,658

Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2024, was $38.4 million.

Options

The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2024	504,241	$34.03	2.1	$4.7
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(7,271)	50.56	—	—

Options outstanding at June 30, 2024	496,970	$33.79	1.36	$7.9

Options exercisable at June 30, 2024	459,140	$28.04	1.18	$7.9

During the six months ended June 30, 2024, there were no options exercised. During the six months ended June 30, 2023, options were exercised for 125,000 shares of the Company’s common stock, resulting in proceeds of $1.3 million.

Restricted Stock

The Company grants restricted stock awards and units to officers and employees, which are earned based on service and/or performance conditions. The grant date fair value of the restricted stock is the grant date’s closing market price of the Company’s common stock. During the six months ended June 30, 2024, the Company granted 507,392 shares of restricted stock with performance-based conditions and 359,310 shares of restricted stock without performance-based conditions. During the six months ended June 30, 2024, the weighted average grant date fair value of restricted stock with and without performance-based conditions was $43.09 and $41.04, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP is a shareholder-approved plan that allows eligible employees to contribute a portion of their eligible earnings toward the semi-annual purchase of the Company’s common stock at a discounted price equal to 85% up to 90% of the fair market values of the stock on the exercise date, subject to a maximum number of shares that can be purchased during any single offering period as well as an annual maximum dollar amount of shares during any single calendar year. A maximum of 5,000,000 shares were authorized for issuance at the time the ESPP was approved. There were no shares issued for the six months ended June 30, 2024.

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

Standby Letters of Credit

The Company established irrevocable standby letters of credit with Truist Bank for a total of $31.8 million for the benefit of CMS and certain health plans as of June 30, 2024 (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).

Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank for a total of $3.9 million for the benefit of certain health plans as of June 30, 2024 (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).

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

13.
Related-Party Transactions

Equity Method Investments

During the three and six months ended June 30, 2023, the Company recognized approximately $6.9 million and $11.9 million, respectively, in management fees from LMA. On August 31, 2023, the management service agreement with LMA’s IPA was terminated. LMA is accounted for under the equity method based on the 25% equity ownership interest held in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities — Equity Method”).

During the three months ended June 30, 2024 and 2023, the Company paid approximately $0.6 million and $0.5 million, respectively, to PMIOC for provider services. During the six months ended June 30, 2024 and 2023, the Company paid approximately $1.4 million and $1.1 million, respectively, to PMIOC for provider services. PMIOC provides covered services on behalf of the Company's RBOs to enrollees of the plans. PMIOC is accounted for under the equity method based on the 40% equity ownership interest held (see Note 5 — “Investments in Other Entities — Equity Method”).

During each of the three months ended June 30, 2024 and 2023, the Company paid approximately $0.2 million to James Song, M.D., a Professional Corporation (“Song PC”) for provider services. During the six months ended June 30, 2024 and 2023, the Company paid approximately $0.5 million and $0.4 million, respectively, for provider services. Song PC is accounted for under the equity method based on the 25% equity ownership interest held (see Note 5 — “Investments in Other Entities — Equity Method”).

During the three and six months ended June 30, 2024, the Company incurred expenses of approximately $0.6 million in management fees to I Health. The Company has a management service agreement with I Health. I Health is accounted for under the equity method based on the 25% equity ownership interest held (see Note 5 — “Investments in Other Entities — Equity Method”).

Astrana Board Members and Officers

During the three months ended June 30, 2024 and 2023, the Company recognized approximately $0.6 million and $0.4 million, respectively, in revenue, net of costs, from Arroyo Vista Family Health Center (“Arroyo Vista”). During the six months ended June 30, 2024 and 2023, the Company recognized approximately $1.0 million and $0.8 million, respectively, in revenue, net of costs. Revenue consisted of management fees and surplus from shared risk arrangements. Expenses consisted of fees for provider services. Arroyo Vista's chief executive officer is a member of the Company's board of directors.

During the three months ended June 30, 2024 and 2023, the Company incurred rent expenses of approximately $0.8 million and $0.8 million, respectively, from certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. During the six months ended June 30, 2024 and 2023, the Company incurred $1.7 million and $1.7 million, respectively, in rent expense from the same properties. As of June 30, 2024 and December 31, 2023, the Company’s operating right-of-use asset balance included $0.8 million and $14.1 million, respectively, and the Company’s operating lease liabilities included $0.8 million and $14.5 million, respectively, for certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. These properties were previously consolidated and eliminated by Astrana until they were spun off on December 26, 2023. The chief executive officer of Allied Pacific Holdings Investment Management, LLC is a member of the Company’s board of directors.

During the three and six months ended June 30, 2024, Allied Pacific Holdings Investment Management, LLC paid APC $5.3 million for taxes associated with the APC Excluded Assets spin-off on December 26, 2023.

During the three months ended June 30, 2024, the Company incurred approximately $1.2 million in expenses payable to Third Way Health for call center services. The Company did not incur similar expenses for the three months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, the Company incurred approximately $1.7 million and $0.4 million, respectively, in expenses for call center services. As of June 30, 2024 and December 31, 2023, via a Simple Agreement for Future Equity, the Company funded $6.0 million and $3.5 million, respectively, in Third Way Health. The investment is included in investments in privately held entities in the accompanying condensed consolidated balance sheets. One of Astrana’s officers is a board member of Third Way Health.

During the three months ended June 30, 2024 and 2023, the Company paid approximately $0.2 million and $0.6 million, respectively, to Sunny Village Care Center for services as a provider. During the six months ended June 30, 2024 and 2023, the Company paid approximately $0.2 million and $0.8 million, respectively, for provider services. The Company has provider contracts with Sunny Village Care Center. Sunny Village Care Center shares common ownership with certain Astrana board members.

During the six months ended June 30, 2023, Astrana paid approximately $9.5 million to purchase Astrana’s stock from a board member. The Company did not make any similar purchases during the six months ended June 30, 2024.

During the three and six months ended June 30, 2024, the Company incurred rent expenses of approximately $38,000 and $0.1 million, respectively, from First Commonwealth Property, LLC for an office lease. First Commonwealth Property, LLC shares common ownership with certain board members of APC and AHM.

As of June 30, 2024 and December 31, 2023, the Company's operating right-of-use asset balance included $0.7 million and $0.8 million, respectively, and the Company’s operating lease liabilities included $0.8 million and $0.8 million, respectively, for certain properties owned by First Commonwealth Property, LLC.

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

The following tables set forth revenue recognized and fees incurred related to AHMC, HSMSO, and Aurion for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	AHMC	HSMSO	Aurion	AHMC	HSMSO	Aurion
Revenue	$12,857	$312	$—	$17,357	$308	$—
Expenses	7,408	—	100	5,542	65	100
Net	$5,449	$312	$(100)	$11,815	$243	$(100)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	AHMC	HSMSO	Aurion	AHMC	HSMSO	Aurion
Revenue	$22,777	$613	$—	$31,841	$623	$—
Expenses	14,965	—	150	11,948	234	150
Net	$7,812	$613	$(150)	$19,893	$389	$(150)

The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the three months ended June 30, 2024 and 2023, the Company had recognized risk pool revenues of $11.0 million and $15.8 million, respectively. During the six months ended June 30, 2024 and 2023, the

Company had recognized risk pool revenues of $19.1 million and $28.8 million, respectively. The Company had a risk pool receivable balance of $67.4 million and $54.0 million as of June 30, 2024 and December 31, 2023, respectively.

APC Board Members

During the three months ended June 30, 2024 and 2023, the Company paid an aggregate of approximately $4.9 million and $9.5 million, respectively, to board members for provider services which included approximately $0.6 million and $0.7 million, respectively, to Astrana board members and officers who are also board members and officers of APC. During the six months ended June 30, 2024 and 2023, the Company paid an aggregate of approximately $9.6 million and $18.8 million, respectively, to board members for provider services which included approximately $1.4 million and $1.6 million, respectively, to Astrana board members and officers who are also board members and officers of APC.

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

The Company’s effective income tax rate for the six months ended June 30, 2024 and 2023, was 30.7% and 41.1%, respectively. The tax rate for the six months ended June 30, 2024, differed from the U.S. federal statutory rate primarily due to state income taxes and income from flow-through entities.

As of June 30, 2024, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2019 through December 31, 2023, and for the years ended December 31, 2020 through December 31, 2023, respectively.

15.
Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period and is calculated by dividing net income attributable to Astrana by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period, using the as-if converted method for secured convertible notes and preferred stock, and the treasury stock method for options and common stock warrants.

As of June 30, 2024 and December 31, 2023, APC held 7,132,698 shares of Astrana’s common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.

For the three months ended June 30, 2024 and 2023, restricted stock of 54,280 and 238,096, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the six months ended June 30, 2024 and 2023, restricted stock of 156,277 and 246,431, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive.

For the three and six months ended June 30, 2024, 943,385 of contingently issuable shares were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of June 30, 2024. For the three and six months ended June 30, 2023, 838,628 of contingently issuable shares were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of June 30, 2023.

Below is a summary of the earnings per share computations:

Three months ended June 30,	2024	2023
Earnings per share – basic	$0.40	$0.28
Earnings per share – diluted	$0.40	$0.28
Weighted average shares of common stock outstanding – basic	47,615,096	46,482,271
Weighted average shares of common stock outstanding – diluted	47,978,491	46,778,299

Six months ended June 30,	2024	2023
Earnings per share – basic	$0.72	$0.57
Earnings per share – diluted	$0.71	$0.56
Weighted average shares of common stock outstanding – basic	47,437,722	46,517,108
Weighted average shares of common stock outstanding – diluted	47,795,082	46,844,044

Below is a summary of the shares included in the diluted earnings per share computations:

Three months ended June 30,	2024	2023
Weighted average shares of common stock outstanding – basic	47,615,096	46,482,271
Stock options	191,196	252,311
Restricted stock	141,489	40,027
Contingently issuable shares	30,710	3,690
Weighted average shares of common stock outstanding – diluted	47,978,491	46,778,299

Six months ended June 30,	2024	2023
Weighted average shares of common stock outstanding – basic	47,437,722	46,517,108
Stock options	190,073	254,718
Restricted stock	136,407	70,363
Contingently issuable shares	30,880	1,855
Weighted average shares of common stock outstanding – diluted	47,795,082	46,844,044

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

The following table includes assets that can only be used to settle the liabilities of the Company’s VIEs, and to which the creditors of Astrana have no recourse, and liabilities to which the creditors of the Company’s VIEs have no recourse to the general credit of Astrana, as the primary beneficiary of the VIEs. These assets and liabilities, with the exception of investments in affiliates and amounts due to, or from, affiliates, which are eliminated upon consolidation, are included in the accompanying condensed consolidated balance sheets (in thousands).

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$173,974	$184,078
Receivables, net	49,506	21,120
Receivables, net – related party	68,978	58,707
Income taxes receivable	—	1,600
Other receivables	1,025	454
Prepaid expenses and other current assets	11,563	9,991
Total current assets	305,046	275,950

Non-current assets
Land, property and equipment, net	5,117	5,306
Intangible assets, net	84,286	60,906
Goodwill	231,088	140,157
Income taxes receivable, non-current	15,943	15,943
Investments in other entities – equity method	12,676	12,114
Investment in affiliates*	516,433	273,182
Investment in a privately held entity	405	405
Restricted cash	40	40
Operating lease right-of-use assets	16,097	28,796
Other assets	1,196	1,149

Total non-current assets	883,281	537,998

Total assets	$1,188,327	$813,948

Current liabilities
Accounts payable and accrued expenses	$39,881	$32,707
Fiduciary accounts payable	7,321	7,737
Medical liabilities	70,363	55,157
Dividend payable	638	638
Income tax payable	19,176	—
Finance lease liabilities	556	646
Operating lease liabilities	2,846	3,305
Amount due to affiliates*	72,830	107,340
Other liabilities	10,365	8,542

Total current liabilities	223,976	216,072

Non-current liabilities
Finance lease liabilities, net of current portion	777	1,033
Operating lease liabilities, net of current portion	15,994	28,675
Deferred tax liability	6,822	7,284
Other long-term liabilities	1,056	230

Total non-current liabilities	24,649	37,222

Total liabilities	$248,625	$253,294

*Investment in affiliates includes the Company’s VIEs’ investment in Astrana, which is reflected as treasury shares and eliminated upon consolidation. Amounts due to, or from, affiliates are receivables with Astrana’s subsidiaries. As a result, these balances are eliminated upon consolidation and are not reflected on Astrana’s condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023.

17.
Leases

The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of 1 month to 17 years. Some of the leases may include options to extend the lease terms for up to ten years, and some of the leases may include options to terminate the leases within one year. As of June 30, 2024, and December 31, 2023, assets recorded under finance leases were $1.5 million and $1.7 million, respectively, and accumulated depreciation associated with finance leases was $1.9 million and $1.6 million, respectively.

Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.

Leases with an initial term of 12 months or less are not recorded on the balance sheets.

The components of lease expense were as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Operating lease cost	$3,074	$1,816

Finance lease cost
Amortization of lease expense	182	149
Interest on lease liabilities	22	22

Sublease income	(18)	(252)

Total lease cost, net	$3,260	$1,735

	Six Months Ended June 30,
	2024	2023
Operating lease cost	$6,233	$3,568

Finance lease cost
Amortization of lease expense	362	303
Interest on lease liabilities	46	45

Sublease income	(244)	(499)

Total lease cost, net	$6,397	$3,417

Other information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,749	$1,937
Operating cash flows from finance leases	22	22
Financing cash flows from finance leases	182	149

	Six Months Ended June 30,
	2024	2023
Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,586	$3,678
Operating cash flows from finance leases	46	45
Financing cash flows from finance leases	362	303

	Six Months Ended June 30,
	2024	2023
Weighted Average Remaining Lease Term
Operating leases	6.52 years	6.77 years
Finance leases	2.82 years	3.12 years

Weighted Average Discount Rate
Operating leases	6.56%	5.71%
Finance leases	5.62%	5.08%

The following are future minimum lease payments under non-cancellable leases for the years ending December 31 (in thousands) below:

	Operating Leases	Finance Leases
2024 (excluding the six months ended June 30, 2024)	$3,411	$355
2025	6,778	599
2026	6,406	345
2027	5,936	265
2028	5,704	27
Thereafter	12,072	9

Total future minimum lease payments	40,307	1,600
Less: imputed interest	8,331	130
Total lease liabilities	31,976	1,470
Less: current portion	4,884	591
Long-term lease liabilities	$27,092	$879

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

Certain amounts disclosed in the prior period have been recast to conform to the current period presentation. Specifically, reclassifications were made between cost of services and general and administrative expenses in the accompanying segment table for the three and six months ended June 30, 2023 and the segments are presented net of intrasegment eliminations. The following table presents information about our segments (in thousands):

	Three Months Ended June 30, 2024
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$463,277	$21,218	$1,770	$—	$—		$—	$486,265
Intersegment	—	13,639	34,402	—	(48,041)		—	—
Total revenues	463,277	34,857	36,172	—	(48,041)		—	486,265

Cost of services	379,413	26,252	19,939	—	(12,799)		—	412,805
General and administrative(1)	43,541	6,780	9,315	—	(35,247)		19,005	43,394
Total expenses	422,954	33,032	29,254	—	(48,046)		19,005	456,199

Income (loss) from operations	$40,323	$1,825	$6,918	$—	$5	(2)	$(19,005)	$30,066

	Three Months Ended June 30, 2023
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$321,776	$13,603	$12,719	$111	$—		$—	$348,209
Intersegment	—	12,766	22,256	46	(35,068)		—	—
Total revenues	321,776	26,369	34,975	157	(35,068)		—	348,209

Cost of services	266,439	21,541	15,162	70	(10,336)		—	292,876
General and administrative(1)	27,508	4,259	12,175	926	(25,776)		9,212	28,304
Total expenses	293,947	25,800	27,337	996	(36,112)		9,212	321,180

Income (loss) from operations	$27,829	$569	$7,638	$(839)	$1,044	(2)	$(9,212)	$27,029

	Six Months Ended June 30, 2024
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$845,595	$39,096	$5,930	$—	$—		$—	$890,621
Intersegment	—	26,480	63,516	—	(89,996)		—	—
Total revenues	845,595	65,576	69,446	—	(89,996)		—	890,621

Cost of services	679,602	51,046	37,312	—	(24,756)		—	743,204
General and administrative(1)	82,474	12,943	21,712	—	(65,322)		35,405	87,212
Total expenses	762,076	63,989	59,024	—	(90,078)		35,405	830,416

Income (loss) from operations	$83,519	$1,587	$10,422	$—	$82	(2)	$(35,405)	$60,205

	Six Months Ended June 30, 2023
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$636,413	$25,866	$22,858	$316	$—		$—	$685,453
Intersegment	—	24,994	42,683	82	(67,759)		—	—
Total revenues	636,413	50,860	65,541	398	(67,759)		—	685,453

Cost of services	533,416	42,127	30,783	133	(24,186)		—	582,273
General and administrative(1)	52,847	9,130	21,375	1,584	(45,780)		14,621	53,777
Total expenses	586,263	51,257	52,158	1,717	(69,966)		14,621	636,050

Income (loss) from operations	$50,150	$(397)	$13,383	$(1,319)	$2,207	(2)	$(14,621)	$49,403

(1)
Balance includes general and administrative expenses and depreciation and amortization.
(2)
Income from operations for the intersegment elimination represents rental income from segments renting from other segments. Rental income is presented within other income which is not presented in the table.

19. Fair Value Measurements of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2024, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$27,000	$—	$—	$27,000
Marketable securities – certificates of deposit	2,236	—	—	2,236
Marketable securities – equity securities	147	—	—	147
Interest rate collar	—	401	—	401
Total assets	$29,383	$401	$—	$29,784

Liabilities
AAMG contingent consideration	$—	$—	$7,407	$7,407
VOMG contingent consideration	—	—	17	17
DMG remaining equity interest purchase	—	—	8,542	8,542
Sun Labs remaining equity interest purchase	—	—	7,278	7,278
ADSC contingent considerations	—	—	3,632	3,632
CFC contingent considerations	—	—	8,694	8,694
PCCCV contingent considerations	—	—	2,597	2,597
Total liabilities	$—	$—	$38,167	$38,167

* Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2023, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$4,842	$—	$—	$4,842
Marketable securities – certificates of deposit	2,150	—	—	2,150
Marketable securities – equity securities	348	—	—	348
Total assets	$7,340	$—	$—	$7,340

Liabilities
AAMG contingent consideration	$—	$—	$5,475	$5,475
VOMG contingent consideration	—	—	17	17
DMG remaining equity interest purchase	—	—	8,542	8,542
Sun Labs remaining equity interest purchase	—	—	7,802	7,802
Interest rate collar	—	252	—	252
Total liabilities	$—	$252	$21,836	$22,088

* Included in cash and cash equivalents

The change in the fair value of Level 3 liabilities for the three months ended June 30, 2024, was as follows (in thousands):

Amount
Balance at January 1, 2024	$21,836
Additions	14,187
Change in fair value of existing Level 3 liabilities	2,144
Balance at June 30, 2024	$38,167

Investments in Marketable Securities

Certificates of deposit are reported at par value, plus accrued interest, with maturity dates greater than ninety days. As of June 30, 2024, and December 31, 2023, certificates of deposit amounted to approximately $2.2 million and $2.2 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.

Equity securities are reported at fair value. These securities are classified as Level 1 in the valuation hierarchy, where quoted market prices from reputable third-party brokers are available in an active market and unadjusted. As of June 30, 2024, and December 31, 2023, the equity securities were approximately $0.1 million and $0.3 million, respectively, in the accompanying condensed consolidated balance sheets. Gains and losses recognized on equity securities sold are recognized in the accompanying condensed consolidated statements of income as other income. The components comprising total gains and losses on equity securities are as follows (in thousands) for the periods listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total losses recognized on equity securities	$(85)	$(1,348)	$(200)	$(5,701)
Gains recognized on equity securities sold	—	—	—	—
Unrealized losses recognized on equity securities held at end of period	$(85)	$(1,348)	$(200)	$(5,701)

Derivative Financial Instruments

Interest Rate Collar Agreements

The Company’s collar agreement is designed to limit the interest rate risk associated with the Company’s Revolver Loan. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit,” for further information on the Company’s debt. Under the terms of the agreement, the ceiling is 5.0% and the floor is 2.34%. The collar agreement is not designated as a hedging instrument. Changes in the fair value of this contract are recognized as unrealized gain or loss on investments in the accompanying condensed consolidated statements of income and reflected in the accompanying condensed consolidated statements of cash flows as unrealized loss on investments. The estimated fair value of the collar was determined using Level 2. As of June 30, 2024 and December 31, 2023, the fair value of the collar was $0.4 million and $0.3 million, respectively, and presented within other assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2024 and 2023, the Company recognized unrealized loss of $38,000 and unrealized gains of $1.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized unrealized gains of $0.7 million and $1.2 million, respectively.

Remaining equity interest purchase

In 2021, the Company entered into a financing obligation to purchase the remaining equity interest in Diagnostic Medical Group of Southern California (“DMG”) and Sun Clinical Laboratories (“Sun Labs”) within three years from the date the Company consolidated DMG and Sun Labs. The purchase of the remaining DMG equity value is considered a financing obligation with a carrying value of $8.5 million as of June 30, 2024 and December 31, 2023. Changes in the fair value of the remaining equity purchase are presented in unrealized gain and loss on investments in the accompanying condensed consolidated statements of income. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $7.3 million and $7.8 million as of June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024, the Company did not recognize a gain or loss due to the change in fair value of Sun Labs equity value obligation. For the three months ended June 30, 2023, the Company recognized unrealized loss of $0.4 million due to the change in the fair value of Sun Labs equity value obligation. For the six months ended June 30, 2024 and 2023, the Company recognized an unrealized gain of $0.5 million and unrealized loss of $1.8 million, respectively, due to the change in the fair value of Sun Labs equity value obligation. As the financing obligations are embedded in the non-controlling interest, the non-controlling interests are recognized in other liabilities in the accompanying condensed consolidated balance sheets.

Contingent considerations

All American Medical Group (“AAMG”)

Upon acquiring 100% of the equity interest in AAMG, the purchase price consisted of cash funded upon close of the transaction and additional consideration (“AAMG contingent consideration”) and stock consideration (“AAMG stock contingent consideration”) contingent on AAMG meeting revenue and capitated member metrics for fiscal years 2023 (“2023 metric”) and 2024 (“2024 metric”). If the contingent considerations are met, the settlement will be paid in the Company’s common stock. The total amount of stock that can be issued for the 2023 and 2024 metrics is 157,059 and 184,357, respectively. The Company determined the fair value of the contingent considerations using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value.

As of June 30, 2024 and December 31, 2023, the AAMG contingent consideration for the 2023 metric was valued at $3.2 million and $2.6 million, respectively, and was included within other liabilities in the accompanying condensed consolidated balance sheets. The 2023 metric was met but remains in other liabilities until the shares are issued.

The AAMG contingent consideration for the 2024 metric was valued at $4.2 million and $2.9 million as of June 30, 2024 and December 31, 2023, respectively, and was included in other liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets, respectively. Changes in the AAMG contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income. The AAMG stock contingent consideration for 2023 and 2024 metric was valued at $5.6 million as of June 30, 2024 and December 31, 2023 and is included in additional paid-in capital in the accompanying condensed consolidated balance sheets.

ADSC

Upon acquiring 95% of the equity interest of Advanced Diagnostic and Surgical Center in 2024, the total consideration of the acquisition included contingent considerations. The contingent considerations will be settled in cash contingent on ADSC achieving revenue and EBITDA metrics for fiscal years 2023 (“ADSC 2023 Metric”) and 2024 (“ADSC 2024 Metric”) (collectively, “ADSC contingent considerations”). The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of June 30, 2024, the ADSC 2023 Metric and the 2024 Metric were valued at $2.0 million and $1.6 million, respectively and were included in other liabilities in the accompanying condensed consolidated balance sheets. Changes in the ADSC contingent considerations are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

CFC

Upon acquiring certain assets of CFC in 2024, the total consideration of the acquisition included contingent considerations. The contingent considerations will be settled in cash contingent upon CFC maintaining or exceeding the target member month amount for the first, second and third measurement period (“CFC contingent considerations”). The contingent liability will be paid after achieving the metric in each measurement period. The Company will pay $5.0 million for each metric achieved for each measurement period or a total of $15.0 million. In the event that the CFC first and/or second contingent considerations are not achieved during the first and/or the second measurement period, if the metric is met within the second and/or third measurement period, there is a catch-up payment that shall be paid concurrently with the payments of the CFC second contingent consideration and/or CFC third contingent consideration. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of June 30, 2024, the first metric was valued at $3.5 million and was included in other liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2024, the second and third metrics were valued at $5.2 million, in aggregate, and were included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CFC contingent considerations are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

PCCCV

Upon acquiring certain assets of PCCCV in 2024, the total consideration of the acquisition included contingent considerations. The contingent considerations will be settled in cash contingent upon PCCCV meeting certain metrics related to financial ratios and member months for the first and second measurement periods (“PCCCV contingent considerations”). The Company determined the fair value of the contingent considerations using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of June 30, 2024, the value of the contingent consideration was valued at $2.6 million. Changes in the PCCCV contingent considerations are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

20.
Subsequent Events

Elation Partnership including Convertible Promissory Note

On July 17, 2024, the Company announced its strategic partnership with Elation Health ("Elation"), a technology company whose electronic health record platform is used nationwide by more than 32,000 clinicians caring for over 15 million members. Together, the two organizations will aim to empower primary care providers via value-based arrangements, leveraging both Astrana and Elation’s technology platform and solutions. Astrana provided a $5.0 million secured convertible promissory note to a subsidiary of Elation which is intended to be used as an initial investment into the partnership. Interest shall accrue on the outstanding principal at an annual interest rate of 7.5%. The convertible promissory note will mature on July 17, 2029 or earlier in the event of a default as defined in the agreement. The Company has the option to convert the note at anytime on or before December 31, 2024 for 80% of the management service organization's equity interest.

Collaborative Health Systems, LLC Securities Purchase Agreement

On July 24, 2024, the Company and its affiliated professional entity entered into a definitive agreement to acquire all of the outstanding membership interest relating to Collaborative Health Systems, LLC (“CHS”), Golden Triangle Physician Alliance, and Heritage Physician Networks, for an aggregate purchase price of $37.5 million, subject to customary adjustments, plus earnout payments in an aggregate amount of up to $21.5 million. CHS is a subsidiary of Centene Corporation that partners with independent providers in caring for over 129,000 Medicare members across 17 states. CHS provides comprehensive support for its physician partners by providing management services, risk contracting, and population health capabilities, including actionable data and other tools, to deliver care coordination and closure of gaps in care. CHS provides additional services to secure and deliver favorable value-based contracts with commercial and other health plans. CHS currently manages four REACH ACOs, six MSSP ACOs, three Independent Physician Associations, and a Care Transformation Organization. CHS additionally contracts with private payers to help its providers expand their participation in value-based care across lines of business such as Medicare Advantage. The Company intends to finance the acquisition with cash on hand. The transaction is expected to close during the fourth quarter of 2024, subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

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

Through our risk bearing organizations with more than 10,000 contracted physicians, we are responsible for coordinating care in value-based care arrangements for approximately 1.0 million patients primarily in California as of June 30, 2024. These covered patients are comprised of managed care members whose health coverage is provided either through their employers, acquired directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care.

Recent Developments

Anthem Blue Cross Partnership

On July 15, 2024, the Company announced a new partnership with Anthem Blue Cross to improve access to high-quality healthcare for their shared members. This partnership underscores both organizations' commitment to increasing access to care by addressing social and health inequities in communities that they serve. In conjunction with the announcement of this partnership, Astrana and Anthem Blue Cross have opened their first collaborative care clinic in Whittier, California to exclusively serve Anthem Blue Cross and Allied Pacific IPA members with an HMO health insurance plan.

Elation Partnership and Convertible Promissory Note

On July 17, 2024, the Company announced its strategic partnership with Elation Health ("Elation"), a technology company whose electronic health record platform is used nationwide by more than 32,000 clinicians caring for over 15 million members. Together, the two organizations will aim to empower primary care providers via value-based arrangements, leveraging both Astrana and Elation’s technology platform and solutions. Astrana provided a $5.0 million secured convertible promissory note to a subsidiary of Elation which is intended to be used as an initial investment into the partnership. Interest shall accrue on the outstanding principal at an annual interest rate of 7.5%. The convertible promissory note will mature on July 17, 2029 or earlier in the event of a default as defined in the agreement. The Company has the option to convert the note at anytime on or before December 31, 2024 for 80% of the management service organization's equity interest.

Collaborative Health Systems, LLC Securities Purchase Agreement

On July 24, 2024, the Company and its affiliated professional entity entered into a definitive agreement to acquire all of the outstanding membership interest relating to Collaborative Health Systems, LLC (“CHS”), Golden Triangle Physician Alliance, and Heritage Physician Networks, for an aggregate purchase price of $37.5 million, subject to customary adjustments, plus earnout payments in an aggregate amount of up to $21.5 million. CHS is a subsidiary of Centene Corporation that partners with independent providers in caring for over 129,000 Medicare members across 17 states. CHS provides comprehensive support for its physician partners by providing management services, risk contracting, and population health capabilities, including actionable data and other tools, to deliver care coordination and closure of gaps in care. CHS provides additional services to secure and deliver favorable value-based contracts with commercial and other health plans. CHS currently manages four REACH ACOs, six MSSP ACOs, three Independent Physician Associations, and a Care Transformation Organization. CHS additionally contracts with private payers to help its providers expand their participation in value-based care across lines of business such as Medicare Advantage. The Company intends to finance the acquisition with cash on hand. The transaction is expected to close during the fourth quarter of 2024, subject to customary closing conditions.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are supplemental performance measures of our operations for financial and operational decision-making, and are used as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, and APC excluded assets costs. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

Results of Operations

Astrana Health, Inc.

Condensed Consolidated Statements of Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue
Capitation, net	$442,574	$300,549	$142,025	47%
Risk pool settlements and incentives	18,408	20,121	(1,713)	(9)%
Management fee income	1,604	12,493	(10,889)	(87)%
Fee-for-services, net	19,959	13,262	6,697	50%
Other revenue	3,720	1,784	1,936	109%

Total revenue	486,265	348,209	138,056	40%

Operating expenses
Cost of services, excluding depreciation and amortization	412,805	292,876	119,929	41%
General and administrative expenses	35,953	24,056	11,897	49%
Depreciation and amortization	7,441	4,248	3,193	75%

Total expenses	456,199	321,180	135,019	42%

Income from operations	30,066	27,029	3,037	11%

Other income
Income from equity method investments	902	2,723	(1,821)	(67)%
Interest expense	(8,587)	(3,632)	(4,955)	136%
Interest income	3,513	3,327	186	6%
Unrealized (loss) gain on investments	(123)	859	(982)	(114)%
Other income	6,126	1,185	4,941	417%
Total other income, net	1,831	4,462	(2,631)	(59)%

Income before provision for income taxes	31,897	31,491	406	1%

Provision for income taxes	10,031	14,009	(3,978)	(28)%

Net income	21,866	17,482	4,384	25%

Net income attributable to non-controlling interest	2,695	4,312	(1,617)	(38)%

Net income attributable to Astrana Health, Inc.	$19,171	$13,170	$6,001	46%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue
Capitation, net	$808,484	$600,753	$207,731	35%
Risk pool settlements and incentives	35,785	33,583	2,202	7%
Management fee income	5,682	22,389	(16,707)	(75)%
Fee-for-services, net	35,896	25,324	10,572	42%
Other revenue	4,774	3,404	1,370	40%

Total revenue	890,621	685,453	205,168	30%

Operating expenses
Cost of services, excluding depreciation and amortization	743,204	582,273	160,931	28%
General and administrative expenses	74,675	45,236	29,439	65%
Depreciation and amortization	12,537	8,541	3,996	47%

Total expenses	830,416	636,050	194,366	31%

Income from operations	60,205	49,403	10,802	22%

Other (expense) income
Income from equity method investments	1,534	5,207	(3,673)	(71)%
Interest expense	(16,172)	(6,901)	(9,271)	134%
Interest income	7,509	6,335	1,174	19%
Unrealized gain (loss) on investments	976	(5,533)	6,509	(118)%
Other income	1,849	2,389	(540)	(23)%
Total other (expense) income, net	(4,304)	1,497	(5,801)	(388)%

Income before provision for income taxes	55,901	50,900	5,001	10%

Provision for income taxes	17,173	20,930	(3,757)	(18)%

Net income	38,728	29,970	8,758	29%

Net income (loss) attributable to non-controlling interest	4,722	3,668	1,054	29%

Net income attributable to Astrana Health, Inc.	$34,006	$26,302	$7,704	29%

Risk Bearing Organizations and Patients

As of June 30, 2024 and 2023, we managed a total of 18 and 15 independent risk bearing organizations including both affiliated and non-affiliated, respectively. The total number of patients for whom we managed the delivery of healthcare services was approximately 1.0 million and 1.3 million as of June 30, 2024 and 2023, respectively.

Revenue

Our total revenue for the three months ended June 30, 2024, was $486.3 million, as compared to $348.2 million for the three months ended June 30, 2023, an increase of $138.1 million, or 40%. The increase in revenue was primarily attributable to capitation revenue. Capitation revenue increased by $142.0 million primarily as a result of our recent acquisitions within our Care Partners segment, including the acquisition of CFC IPA assets that closed on January 31, 2024 and Restricted Knox-Keene licensed health plan acquired on March 31, 2024 and May 1, 2023, along with enrollees transitioning to full risk through the Company's Restricted Knox-Keene plans.

Our total revenue for the six months ended June 30, 2024, was $890.6 million, as compared to $685.5 million for the six months ended June 30, 2023, an increase of $205.2 million, or 30%. The increase in revenue was primarily attributable to capitation revenue. Capitation revenue increased by $207.7 million primarily as a result of our recent acquisitions within our Care Partners segment, including the acquisition of CFC IPA assets that closed on January 31, 2024 and Restricted Knox-Keene licensed health plan acquired on March 31, 2024, along with enrollees transitioning to full risk through the Company's Restricted Knox-Keene plans.

Cost of Services, Excluding Depreciation and Amortization

Expenses related to cost of services for the three months ended June 30, 2024 were $412.8 million, as compared to $292.9 million for the same period in 2023, an increase of $119.9 million. The increase in cost of service was primarily attributable our recent acquisitions within our Care Partners segment along with enrollees transitioning to full risk through the Company's Restricted Knox-Keene plans.

Expenses related to cost of services for the six months ended June 30, 2024 were $743.2 million, as compared to $582.3 million for the same period in 2023, an increase of $160.9 million. The increase in cost of service was primarily attributable our recent acquisitions within our Care Partners segment along with enrollees transitioning to full risk through the Company's Restricted Knox-Keene plans.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 were $36.0 million, as compared to $24.1 million for the same period in 2023, an increase of $11.9 million. The increase was primarily due to increased general and administrative expenses to support operational growth.

General and administrative expenses for the six months ended June 30, 2024 were $74.7 million, as compared to $45.2 million for the same period in 2023, an increase of $29.4 million. The increase was primarily due to increased general and administrative expenses to support operational growth.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2024 were $7.4 million, as compared to $4.2 million for the same period in 2023. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses for the six months ended June 30, 2024 were $12.5 million, as compared to $8.5 million for the same period in 2023. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Income From Equity Method Investments

Income from equity method investments for the three months ended June 30, 2024 was $0.9 million, as compared to income from equity method investments of $2.7 million for the same period in 2023, a decrease of $1.8 million. The decrease was primarily due to APC’s equity method investment in LMA. For the three months ended June 30, 2024 and 2023, APC recognized income from this investment of $0.8 million and $2.7 million, respectively.

Income from equity method investments for the six months ended June 30, 2024 was $1.5 million, as compared to income from equity method investments of $5.2 million for the same period in 2023, a decrease of $3.7 million. The decrease was primarily due to APC’s equity method investment in LMA. For the six months ended June 30, 2024 and 2023, APC recognized income from this investment of $1.1 million and $4.9 million, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2024 was $8.6 million, as compared to $3.6 million for the same period in 2023, an increase of $5.0 million. The increase in interest expense was due to greater amounts borrowed on the Amended Credit Facility. As of June 30, 2024, the Company borrowed $435.7 million on the Amended Credit Facility compared to $210.0 million as of June 30, 2023.

Interest expense for the six months ended June 30, 2024 was $16.2 million, as compared to $6.9 million for the same period in 2023, an increase of $9.3 million. The increase in interest expense was due to greater amounts borrowed on the Amended Credit Facility. As of June 30, 2024, the Company borrowed $435.7 million on the Amended Credit Facility compared to $210.0 million as of June 30, 2023.

Interest Income

Interest income for the three months ended June 30, 2024 was $3.5 million compared to $3.3 million for the three months ended June 30, 2023. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from notes receivable.

Interest income for the six months ended June 30, 2024 was $7.5 million compared to $6.3 million for the six months ended June 30, 2023. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from notes receivable.

Unrealized (Loss) Gain on Investments

Unrealized loss for the three months ended June 30, 2024 was $0.1 million, as compared to unrealized gain of $0.9 million for the same period in 2023, a decrease in unrealized gain of $1.0 million. The decrease in unrealized gain on investments was primarily driven by changes in the fair value of equity securities.

Unrealized gain for the six months ended June 30, 2024 was $1.0 million, as compared to unrealized loss of $5.5 million for the same period in 2023, an increase in unrealized gain of $6.5 million. The increase in unrealized gain on investments was primarily driven by changes in the fair value of equity securities.

Other Income

Other income for the three months ended June 30, 2024 was $6.1 million, as compared to other income of $1.2 million for the same period in 2023, an increase of $4.9 million. The increase in other income was primarily driven by the receipt of $5.3 million from Allied Pacific Holdings Investment Management, LLC reimbursing the Company for taxes associated with the Excluded Assets spin-off completed during December 2023.

Other income for the six months ended June 30, 2024 was $1.9 million, as compared to other income of $2.4 million for the same period in 2023, a decrease of $0.5 million. The decrease in other income was primarily due to a decrease in rental income as a result of the Excluded Assets spin-off.

Provision for Income Taxes

Provision for income taxes was $10.0 million for the three months ended June 30, 2024, as compared to a provision for income taxes of $14.0 million for the same period in 2023, a decrease of $4.0 million. The decrease in provision for income taxes was due to tax restructuring that resulted in a lower tax rate.

Provision for income taxes was $17.2 million for the six months ended June 30, 2024, as compared to a provision for income taxes of $20.9 million for the same period in 2023, a decrease of $3.8 million. The decrease in provision for income taxes was due to tax restructuring that resulted in a lower tax rate.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests for the three months ended June 30, 2024 was $2.7 million, as compared to net income attributable to non-controlling interests for the three months ended June 30, 2023 of $4.3 million, a decrease in net income attributable to non-controlling interest of $1.6 million. The decrease was primarily driven by a decrease in rental income for the Excluded Assets as a result of the spin-off.

Net income attributable to non-controlling interests for the six months ended June 30, 2024 was $4.7 million, as compared to net income attributable to non-controlling interests for the six months ended June 30, 2023 of $3.7 million, an increase in net income attributable to non-controlling interest of $1.1 million. The increase was primarily driven by a decrease in unrealized loss resulting from the change in the fair value of equity securities held by APC.

Net Income Attributable to Astrana Health, Inc.

Our net income attributable to Astrana Health, Inc. for the three months ended June 30, 2024 was $19.2 million, as compared to $13.2 million for the same period in 2023, an increase of $6.0 million.

Our net income attributable to Astrana Health, Inc. for the six months ended June 30, 2024 was $34.0 million, as compared to $26.3 million for the same period in 2023, an increase of $7.7 million.

Segment Financial Performance

The Company currently has three reportable segments consisting of Care Partners, Care Delivery and Care Enablement. The Company evaluates the performance of its operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. For more information about our segments, see Note 18 — “Segments” to our condensed consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth our revenue and operating income by segment for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
Segment Revenue	2024	2023	$ Change	% Change
Care Partners	$463,277	$321,776	$141,501	44%
Care Delivery	$34,857	$26,369	$8,488	32%
Care Enablement	$36,172	$34,975	$1,197	3%

	Three Months Ended June 30,
Segment Operating Income	2024	2023	$ Change	% Change
Care Partners	$40,323	$27,829	$12,494	45%
Care Delivery	$1,825	$569	$1,256	221%
Care Enablement	$6,918	$7,638	$(720)	(9)%

	Six Months Ended June 30,
Segment Revenue	2024	2023	$ Change	% Change
Care Partners	$845,595	$636,413	$209,182	33%
Care Delivery	$65,576	$50,860	$14,716	29%
Care Enablement	$69,446	$65,541	$3,905	6%

	Six Months Ended June 30,
Segment Operating Income (Loss)	2024	2023	$ Change	% Change
Care Partners	$83,519	$50,150	$33,369	67%
Care Delivery	$1,587	$(397)	$1,984	(500)%
Care Enablement	$10,422	$13,383	$(2,961)	(22)%

Care Partners Segment

Revenue for the three months ended June 30, 2024 was $463.3 million, as compared to $321.8 million for the three months ended June 30, 2023, an increase of $141.5 million, or 44%. Operating income for the three months ended June 30, 2024 was $40.3 million, as compared to $27.8 million for the three months ended June 30, 2023, an increase in operating income of $12.5 million, or 45%. The increase in revenue and operating income was primarily as a result of our recent acquisitions within our Care Partners segment, including the acquisition of CFC IPA assets that closed on January 31, 2024 and Restricted Knox-Keene licensed health plan acquired on March 31, 2024 and May 1, 2023, along with enrollees transitioning to full risk through the Company's Restricted Knox-Keene plans.

Revenue for the six months ended June 30, 2024 was $845.6 million, as compared to $636.4 million for the six months ended June 30, 2023, an increase of $209.2 million, or 33%. Operating income for the six months ended June 30, 2024 was $83.5 million, as compared to $50.2 million for the six months ended June 30, 2023, an increase in operating income of $33.4 million, or 67%. The increase in revenue and operating income was primarily as a result of our recent acquisitions within our Care Partners segment, including the acquisition of CFC IPA assets that closed on January 31, 2024 and Restricted Knox-Keene licensed health plan acquired on March 31, 2024 and May 1, 2023, along with enrollees transitioning to full risk through the Company's Restricted Knox-Keene plans.

Care Delivery Segment

Revenue for the three months ended June 30, 2024 was $34.9 million, as compared to $26.4 million for the three months ended June 30, 2023, an increase of $8.5 million. Operating income for the three months ended June 30, 2024 was $1.8 million, as compared to a $0.6 million for the three months ended June 30, 2023, an increase in operating income of $1.3 million. The increase in revenue and operating income was primarily driven by increased volume in patient visits at our primary, multi-specialty, and ancillary care delivery entities.

Revenue for the six months ended June 30, 2024 was $65.6 million, as compared to $50.9 million for the six months ended June 30, 2023, an increase of $14.7 million. Operating income for the six months ended June 30, 2024 was $1.6 million, as compared to a loss of $0.4 million for the six months ended June 30, 2023, an increase in operating income of $2.0 million. The increase in revenue and operating income was primarily driven by increased volume in patient visits at our primary, multi-specialty, and ancillary care delivery entities.

Care Enablement Segment

Revenue for the three months ended June 30, 2024 was $36.2 million, as compared to $35.0 million for the three months ended June 30, 2023, an increase of $1.2 million. Operating income for the three months ended June 30, 2024 was $6.9 million, as compared to operating income of $7.6 million for the three months ended June 30, 2023, a decrease in operating income of $0.7 million. The increase in revenue was primarily due to managing more IPAs and the decrease in operating income was due to more expenses incurred to support the growth in Care Enablement operations.

Revenue for the six months ended June 30, 2024 was $69.4 million, as compared to $65.5 million for the six months ended June 30, 2023, an increase of $3.9 million. Operating income for the six months ended June 30, 2024 was $10.4 million, as compared to operating income of $13.4 million for the six months ended June 30, 2023, a decrease in operating income of $3.0 million. The increase in revenue was primarily due to managing more IPAs and the decrease in operating income was due to more expenses incurred to support the growth in Care Enablement operations.

2024 Guidance

Taking all of Astrana's recent growth initiatives and capital allocation strategy into account, the Company is updating its revenue, net income attributable to Astrana, and EPS – diluted guidance for 2024 while reiterating guidance for Adjusted EBITDA for the year ending December 31, 2024.

($ in millions, except per share amounts)	2024 Guidance Range
	Low	High
Total revenue	$1,750	$1,850
Net income attributable to Astrana Health, Inc.	$54	$66
Adjusted EBITDA	$165	$185
EPS – diluted	$1.12	$1.36

See “Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA” and “Use of Non-GAAP Financial Measures” below for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Note about Forward-Looking Statements” for additional information.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	2024 Guidance Range
(in thousands)	Low	High
Net income	$62,500	$75,500
Interest expense	18,000	18,000
Provision for income taxes	28,000	35,000
Depreciation and amortization	28,500	28,500
EBITDA	137,000	157,000

Income from equity method investments	(5,000)	(5,000)
Other, net	6,000	6,000
Stock-based compensation	27,000	27,000
Adjusted EBITDA	$165,000	$185,000

EBITDA

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA as well as the reconciliation to Adjusted EBITDA margin for the three and six months ended June 30, 2024 and 2023. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2024		2023		2024		2023
Net income	$21,866		$17,482		$38,728		$29,970
Interest expense	8,587		3,632		16,172		6,901
Interest income	(3,513)		(3,327)		(7,509)		(6,335)
Provision for income taxes	10,031		14,009		17,173		20,930
Depreciation and amortization	7,441		4,248		12,537		8,541
EBITDA	44,412		36,044		77,101		60,007

Income from equity method investments	(902)		(297)		(1,534)		(546)
Other, net	(2,983)	(1)	(1,618)	(2)	1,457	(3)	(216)	(2)
Stock-based compensation	7,390		4,213		13,138		7,658
APC excluded asset costs	—		(2,570)		—		(1,304)
Adjusted EBITDA	$47,917		$35,772		$90,162		$65,599

Total revenue	$486,265		$348,209		$890,621		$685,453

Adjusted EBITDA margin	10%		10%		10%		10%

(1)
Other, net for the three months ended June 30, 2024 relates to non-cash changes related to change in the fair value of the Company’s Collar Agreement, transaction costs incurred for our investments and tax restructuring fees, and reimbursement from a related party of the Company for taxes associated with the Excluded Assets spin-off.

(2)
Other, net for the three and six months ended June 30, 2023 relates to non-cash changes in the fair value of our financing obligation to purchase the remaining equity interests in one of our investments, changes in the fair value of our contingent liabilities, and changes in the fair value of the Company's Collar Agreement.

(3)
Other, net for the six months ended June 30, 2024 relates to financial guarantee via a letter of credit that we provided almost three years ago in support of two local provider-led ACOs, non-cash changes related to change in the fair value of our financing obligation to purchase the remaining equity interests in one of our investments, non-cash changes related to change in the fair value of the Company’s Collar Agreement, transaction costs incurred for our investments and tax restructuring fees, and reimbursement from a related party of the Company for taxes associated with the Excluded Assets spin-off.

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

Liquidity and Capital Resources

Cash, cash equivalents, and investment in marketable securities at June 30, 2024 totaled $327.7 million as compared to $296.3 million at December 31, 2023. Working capital totaled $260.5 million at June 30, 2024, as compared to $242.8 million at December 31, 2023, an increase of $17.7 million.

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

Cash Flow Activities

Our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$29,165	$33,522	$(4,357)	(13)%
Net cash used in investing activities	(150,964)	(19,221)	(131,743)	*
Net cash provided by (used in) financing activities	153,603	(8,062)	161,665	*
Net increase in cash and cash equivalents and restricted cash	$31,804	$6,239	$25,565	410%

* Percentage change of over 500%

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2024 was $29.2 million, as compared to cash provided by operating activities of $33.5 million for the six months ended June 30, 2023. The decrease in cash provided by operating activities was primarily driven by changes in working capital and partially offset by adjusted net income. Working capital for the six months ended June 30, 2024, decreased operating cash flow by $36.1 million, compared to a $12.9 million decrease in operating cash flow for the six months ended June 30, 2023. The change in working capital for the six months ended June 30, 2024 was mainly driven by an increase in receivables, net, including amounts with related parties, other receivables primarily due to timing of our receivables including risk pool settlements that occur approximately 18 months after the risk pool performance year is completed, a decrease in income taxes payable as a result of timing of income tax payments, and increases in accounts payable and accrued expenses and medical liabilities due to timing of payments. For the six months ended June 30, 2024, net income, exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, non-cash lease expense, unrealized gains or losses, income from equity method investments, deferred tax and other was $65.3 million compared to $46.5 million for the six months ended June 30, 2023.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2024, was $151.0 million, due to payments for business and asset acquisitions, net of cash acquired of $114.6 million, issuances of loans of $21.0 million, purchase of an equity method investment of $6.0 million, purchase of a call option issued in conjunction with an equity method investment of $3.9 million, purchases of property and equipment of $3.2 million, purchase of a privately held investment of $2.5 million, and purchases of marketable securities of $0.1 million. The cash used in investing activities was partially offset by proceeds from repayment of loans of $0.3 million. Cash used in investing activities during the six months ended June 30, 2023 was $19.2 million, primarily due to purchases of property and equipment of $17.4 million, purchases of marketable securities of $2.0 million, purchase of a privately held investment of $2.0 million, and purchase of an equity method investment of $0.3 million. The cash used in investing activities was partially offset by proceeds from repayment of a loan receivable of $2.1 million and payments for business and asset acquisitions, net of cash acquired of $0.4 million.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024, was $153.6 million, primarily due to borrowings on long-term debt totaling $170.3 million and proceeds from sale of non-controlling interest of $0.2 million. This was partially offset by repayments of debt of $11.0 million, tax payments from net share settlement of restricted stock of $3.6 million, dividend payments of $1.9 million, and repayment of finance lease obligations of $0.4 million. Cash used in financing activities during the six months ended June 30, 2023 was $8.1 million, primarily due to repurchase of treasury stock of $9.5 million, dividend payments of $0.8 million, repayment of debt of $0.3 million, a repayment of finance lease obligations of $0.3 million, and purchase of non-controlling interest of $0.1 million. This was partially offset by borrowings from bank loans totaling $1.7 million and proceeds from the exercise of options of $1.3 million.

Credit Facilities

The Company’s debt balance consisted of the following (in thousands):

June 30, 2024
Term Loan	$289,000
Revolver Loan	146,732
Promissory Note Payable	10,320
Total debt	446,052

Less: Current portion of debt	(17,000)
Less: Unamortized financing costs	(4,046)

Long-term debt	$425,006

The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands) below:

Amount
2024 (excluding the six months ended June 30, 2024)	$9,500
2025	16,875
2026	169,232
2027	32,695
2028	217,750

Total	$446,052

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

On April 1, 2024, the Company received $8.3 million as a promissory note with a maturity date of March 31, 2027. I Health may accelerate the maturity date if the Company does not exercise the I Health Call Options. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our condensed consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under the Term Loan provided for under our Amended Credit Agreement, as of June 30, 2024, were $289.0 million. The Term Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement), plus a spread from 1.50% to 2.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio, or (b) a base rate, plus a spread of 0.50% to 1.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of June 30, 2024, the Company had borrowed $146.7 million under the Revolver Loan. The Revolver Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement) plus a spread ranging from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement), or (b) a base rate, plus a spread ranging from 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. Borrowings under the Promissory Note Payable with Chinese Community Health Care Association, as of June 30, 2024, was $2.0 million. The interest rate is defined as the prime rate plus 1.0%. The prime rate is updated annually on the effective date of the note and published by the Wall Street Journal. Borrowings under the Promissory Note Payable with I Health, as of June 30, 2024, was $8.3 million. The promissory note has an interest rate of 4.30% per annum on the principal amount. The Company has entered into a collar agreement for its Revolver Loan to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings would have increased or decreased our interest expense for the three months ended June 30, 2024, by $4.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial and Operating Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under Note 12 — “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which disclosure is incorporated by reference herein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2022, Astrana’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $50.0 million of its shares of common stock on the open market and through privately negotiated transactions. This share repurchase plan does not have an expiration date. The Board may suspend or discontinue the repurchase program at any time. This repurchase program does not obligate the Company to make additional repurchases at any specific time or in any specific situation. During the three months ended June 30, 2024, no shares were repurchased under the Company’s share repurchase plan. As of June 30, 2024, $40.5 million remained available for repurchase under the repurchase plan.

The following table provides information about purchases made by the Company of shares of the Company's common stock during the three months ended June 30, 2024.

				(in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	15,115	$39.01	—	$40,461
May 1, 2024 to May 31, 2024	12,391	$40.13	—	$40,461
June 1, 2024 to June 30, 2024	779	$40.35	—	$40,461
Total	28,285	$39.54	—	$40,461

(1)
Shares were repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

3.5

Certificate of Amendment of Restated Certificate of Incorporation (effective February 26, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2024)

3.6

Certificate of Amendment of Restated Certificate of Incorporation (effective June 13, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2024)

3.7	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015)

3.8

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

3.10	Amended and Restated By-laws (effective February 28, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 29, 2024)

10.1

Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 20, 2024, by and among Astrana Health, Inc., as borrower, Astrana Health Management, Inc., as guarantor, the lenders party thereto, and Truist Bank, as administrative agent, issuing bank and the swingline lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2024)

10.2+	Astrana Health, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2024)

10.3+	Form of Incentive Stock Option Agreement (2024 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2024)

10.4+	Form of Nonqualified Stock Option Agreement (2024 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2024)

10.5+	Form of Restricted Stock Agreement (2024 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2024)

10.6+	Form of Restricted Stock Unit Agreement (2024 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 12, 2024)

10.7+

Employment Agreement between Astrana Health, Inc. and Brandon Sim (Amended and Restated as of April 2, 2024) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024)

10.8+

Employment Agreement between Astrana Health, Inc. and Chandan Basho (Amended and Restated as of April 2, 2024) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2024)

10.9†

Securities Purchase Agreement, dated July 24, 2024, by and among Astrana Health, Inc., ApolloCare Partners of Texas 2, Universal American Corp., Heritage Health Systems of Texas, Inc., Heritage Health Systems, Inc., and, solely with respect to certain sections of the agreement, Centene Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2024)

10.10*

Amendment No. 2 to Stock Purchase Agreement, dated as of June 25, 2024, by and among Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), I Health, Inc., Ronald Brandt and Allison Brandt

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ASTRANA HEALTH, INC.

August 9, 2024	By:	/s/ Brandon K. Sim
Brandon K. Sim, M.S. Chief Executive Officer and President (Principal Executive Officer)

August 9, 2024	By:	/s/ Chandan Basho
Chandan Basho, M.B.A. Chief Financial and Operating Officer (Principal Financial Officer)