Form 10-Q
period 2024-09-30
Astrana Health, Inc.
filed 2024-11-12
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, there were 56,252,730 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding, which includes 7,132,698 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Astrana Health, Inc. These shares are legally issued and outstanding but treated as treasury shares for accounting purposes.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, or other financial items, such as our projected capitation from CMS, our forward-looking guidance, and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, or acquisitions, including statements regarding our pending acquisition of certain businesses and assets of Prospect Medical Holdings, Inc. (“Prospect”), which may not be completed in a timely manner, or at all, and the debt financing for the acquisition, and our ability to achieve the expected benefits of such acquisition; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; any statements regarding the outlook of the ACO REACH Model, the MSSP, or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; any statements regarding potential changes to our tax structure; any statements regarding future economic conditions or performance; any statements relating to the potential impact of cybersecurity breaches or disruptions to our management information systems or widespread outages, interruptions, or other failures of operational, communication, and other systems; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties, many of which are difficult to predict, are outside of our control, and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024, including the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A thereof, and those discussed in this Form 10-Q under the heading “Risk Factors” in Part II, Item 1A. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Any forward-looking statement made by the Company in this Form 10-Q speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$347,994	$293,807
Investment in marketable securities	2,354	2,498
Receivables, net	132,237	76,780
Receivables, net – related parties	76,568	58,980
Income taxes receivable	16,211	10,657
Other receivables	1,120	1,335
Prepaid expenses and other current assets	20,506	17,450

Total current assets	596,990	461,507

Non-current assets
Land, property, and equipment, net	12,172	7,171
Intangible assets, net	109,108	71,648
Goodwill	409,711	278,831
Income taxes receivable	15,943	15,943
Loans receivable, non-current	55,284	26,473
Investments in other entities – equity method	34,629	25,774
Investments in privately held entities	8,896	6,396
Restricted cash	646	345
Operating lease right-of-use assets	33,119	37,396
Other assets	8,878	1,877

Total non-current assets	688,386	471,854

Total assets(1)	$1,285,376	$933,361

Liabilities, mezzanine equity, and equity

Current liabilities
Accounts payable and accrued expenses	$94,811	$59,949
Fiduciary accounts payable	6,041	7,737
Medical liabilities	160,279	106,657
Dividend payable	638	638
Finance lease liabilities	554	646
Operating lease liabilities	5,241	4,607
Current portion of long-term debt	15,000	19,500
Other liabilities	30,364	18,940

Total current liabilities	312,928	218,674

Non-current liabilities
Deferred tax liability	2,857	4,072
Finance lease liabilities, net of current portion	743	1,033
Operating lease liabilities, net of current portion	31,162	36,289
Long-term debt, net of current portion and deferred financing costs	423,119	258,939
Other long-term liabilities	7,460	3,586

	September 30, 2024	December 31, 2023
	(Unaudited)

Total non-current liabilities	465,341	303,919

Total liabilities(1)	778,269	522,593

Commitments and contingencies (Note 12)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	(202,512)	(205,883)

Stockholders’ equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized as of September 30, 2024 and December 31, 2023
Series A Preferred stock, zero authorized and issued and zero outstanding as of September 30, 2024 and 1,111,111 authorized and issued and zero outstanding as of December 31, 2023	—	—
Series B Preferred stock, zero authorized and issued and zero outstanding as of September 30, 2024 and 555,555 authorized and issued and zero outstanding as of December 31, 2023	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 47,780,523 and 46,843,743 shares issued and outstanding, excluding 10,598,749 and 10,584,340 treasury shares, as of September 30, 2024 and December 31, 2023, respectively	48	47
Additional paid-in capital	411,334	371,037
Retained earnings	293,234	243,134
Total stockholders’ equity	704,616	614,218

Non-controlling interest	5,003	2,433

Total equity	709,619	616,651

Total liabilities, mezzanine equity, and equity	$1,285,376	$933,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $701.1 million and $540.8 million as of September 30, 2024 and December 31, 2023, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $194.1 million and $146.0 million as of September 30, 2024 and December 31, 2023, respectively. These VIE balances do not include $413.3 million of investment in affiliates and $76.3 million of amounts due to affiliates as of September 30, 2024, and $273.2 million of investment in affiliates and $107.3 million of amounts due to affiliates as of December 31, 2023, as these are eliminated upon consolidation and not presented within the condensed consolidated balance sheets. See Note 16 — “Variable Interest Entities (VIEs)” for further details.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Capitation, net	$431,401	$305,678	$1,239,885	$906,430
Risk pool settlements and incentives	21,779	15,022	57,564	48,605
Management fee income	2,747	9,898	8,429	32,287
Fee-for-service, net	18,692	15,892	54,588	41,216
Other revenue	4,091	1,683	8,865	5,087

Total revenue	478,710	348,173	1,369,331	1,033,625

Operating expenses
Cost of services, excluding depreciation and amortization	405,218	275,375	1,148,422	857,648
General and administrative expenses	37,803	29,410	112,478	74,648
Depreciation and amortization	7,264	4,305	19,801	12,846

Total expenses	450,285	309,090	1,280,701	945,142

Income from operations	28,425	39,083	88,630	88,483

Other income (expense)
Income (loss) from equity method investments	1,353	(2,104)	2,887	3,104
Interest expense	(8,856)	(3,779)	(25,028)	(10,680)
Interest income	3,778	3,281	11,287	9,617
Unrealized (loss) gain on investments	(561)	(342)	415	(5,875)
Other income	2,673	1,876	4,522	4,265

Total other (expense) income, net	(1,613)	(1,068)	(5,917)	431

Income before provision for income taxes	26,812	38,015	82,713	88,914

Provision for income taxes	7,831	10,042	25,004	30,971

Net income	18,981	27,973	57,709	57,943

Net income attributable to non-controlling interest	2,887	5,914	7,609	9,582

Net income attributable to Astrana Health, Inc.	$16,094	$22,059	$50,100	$48,361

Earnings per share – basic	$0.34	$0.47	$1.05	$1.04

Earnings per share – diluted	$0.33	$0.47	$1.04	$1.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Mezzanine Equity – Non-controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 1, 2024	$(205,883)	46,843,743	$47	$371,037	$243,134	$2,433	$616,651
Net income	326	—	—	—	14,835	1,701	16,536
Purchase of non-controlling interest	—	—	—	—	—	(25)	(25)
Sale of non-controlling interest	—	—	—	—	—	150	150
Shares issued for vesting of restricted stock awards	—	5,149	—	(2,407)	—	—	(2,407)
Share-based compensation	—	—	—	5,748	—	—	5,748
Issuance of shares for business acquisition	—	631,712	1	21,951	—	—	21,952
Acquisition of non-controlling interest	—	(22,340)	—	(856)	—	321	(535)
Dividends	—	—	—	—	—	(95)	(95)
Balance at March 31, 2024	$(205,557)	47,458,264	$48	$395,473	$257,969	$4,485	$657,975
Net income	1,245	—	—	—	19,171	1,450	20,621
Shares issued for vesting of restricted stock awards	—	83,285	—	(1,177)	—	—	(1,177)
Share-based compensation	—	—	—	7,390	—	—	7,390
Dividends	—	—	—	—	—	(1,801)	(1,801)
Balance at June 30, 2024	$(204,312)	47,541,549	$48	$401,686	$277,140	$4,134	$683,008
Net income	1,800	—	—	—	16,094	1,087	17,181
Shares issued for vesting of restricted stock awards	—	34,735	—	(391)	—	—	(391)
Shares issued for cash and exercise of options	—	53,800	—	232	—	—	232
Purchase of treasury shares	—	(14,409)	—	(717)	—	—	(717)
Share-based compensation	—	—	—	6,230	—	—	6,230
Issuance of shares for Employee Stock Purchase Plan (“ESPP”)	—	7,789	—	271	—	—	271
AAMG Stock Contingent Consideration	—	157,059	—	4,023	—	—	4,023
Dividends	—	—	—	—	—	(218)	(218)
Balance at September 30, 2024	$(202,512)	47,780,523	$48	$411,334	$293,234	$5,003	$709,619

	Mezzanine Equity – Non-controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 1, 2023	$14,237	46,575,699	$47	$360,097	$182,417	$1,749	$544,310
Net (loss) income	(1,729)	—	—	—	13,132	1,085	14,217
Shares issued for vesting of restricted stock awards	—	57,825	—	(109)	—	—	(109)
Shares issued for exercise of options and warrants	—	125,000	—	1,250	—	—	1,250
Purchase of treasury shares	—	(270,081)	—	(9,539)	—	—	(9,539)
Share-based compensation	—	—	—	3,445	—	—	3,445
Dividends	—	—	—	—	—	(120)	(120)
Transfer of common control entities	1,769	—	—	(2,447)	—	—	(2,447)
Balance at March 31, 2023	$14,277	46,488,443	$47	$352,697	$195,549	$2,714	$551,007
Net income	3,245	—	—	—	13,170	1,067	14,237
Purchase of non-controlling interest	—	—	—	—	—	(50)	(50)
Sale of non-controlling interest	—	—	—	—	—	106	106
Shares issued for vesting of restricted stock awards	—	42,734	—	(464)	—	—	(464)
Share-based compensation	—	—	—	4,213	—	—	4,213
Issuance of shares for business acquisition	—	22,340	—	800	—	—	800
Dividends	(601)	—	—	—	—	(96)	(96)
Tax impact from dividends	(3,076)	—	—	—	—	—	—
Balance at June 30, 2023	$13,845	$46,553,517	$47	$357,246	$208,719	$3,741	$569,753
Net income	4,236	—	—	—	22,059	1,678	23,737
Purchase of treasury shares	(150)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	53,839	—	(63)	—	—	(63)
Share-based compensation	—	—	—	5,706	—	—	5,706
Dividends	—	—	—	—	—	(1,424)	(1,424)
Balance at September 30, 2023	$17,931	$46,607,356	$47	$362,889	$230,778	$3,995	$597,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities
Net income	$57,709	$57,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,801	12,846
Amortization of debt issuance cost	1,374	711
Share-based compensation	19,301	13,364
Non-cash lease expense	3,946	5,223
Gain on debt extinguishment	(2,398)	—
Unrealized (gain) loss on investments	(415)	6,898
Income from equity method investments	(2,887)	(3,104)
Unrealized gain on interest rate swaps	—	(1,022)
Deferred tax	(7,596)	(3,936)
Other	8,394	—
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(37,927)	(46,261)
Receivables, net – related parties	(17,588)	(21,801)
Other receivables	(2,986)	2,303
Prepaid expenses and other current assets	(7,825)	(1,246)
Loan receivable, non-current	—	(40)
Other assets	(2,996)	(180)
Accounts payable and accrued expenses	25,866	(1,119)
Fiduciary accounts payable	(1,696)	(1,808)
Medical liabilities	21,517	10,108
Income taxes receivable	(7,266)	25,154
Operating lease liabilities	(3,611)	(5,215)
Other long-term liabilities	429	109
Net cash provided by operating activities	63,146	48,927

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	(115,494)	(4,674)
Proceeds from repayment of promissory notes, including those with related parties	256	2,200
Purchase of marketable securities	(82)	(2,125)
Proceeds from sale of marketable securities	124	—
Purchase of investments – privately held	(2,500)	(2,000)
Purchase of investment – equity method	(5,968)	(325)
Purchase of call option issued in conjunction with equity method investment	(3,907)	—
Issuance of promissory notes	(26,000)	(25,000)
Purchases of property and equipment	(5,500)	(21,472)
Contribution to investment - equity method	—	(700)
Net cash used in investing activities	(159,071)	(54,096)

Cash flows from financing activities
Dividends paid	(2,114)	(2,266)
Borrowings on long-term debt	171,875	—
Repayment of long-term debt	(14,750)	(461)
Payment of finance lease obligations	(534)	(505)
Proceeds from the exercise of stock options	232	1,250
Proceeds from ESPP purchases	271	—
Taxes paid from net share settlement of restricted stock	(3,975)	—
Repurchase of treasury shares	(717)	(9,689)
Proceeds from sale of non-controlling interest	150	—

	Nine Months Ended September 30,
	2024	2023
Purchase of non-controlling interest	(25)	(50)
Borrowings on loans	—	3,149
Net cash provided by (used in) financing activities	150,413	(8,572)

Net increase (decrease) in cash and cash equivalents	54,488	(13,741)

Cash, cash equivalents, and restricted cash, beginning of period	294,152	288,027

Cash, cash equivalents, and restricted cash, end of period	$348,640	$274,286

Supplemental disclosures of cash flow information
Cash paid for income taxes	$38,270	$7,881
Cash paid for interest	$23,190	$9,670

Supplemental disclosures of non-cash investing and financing activities
Fixed assets obtained in exchange for finance lease liabilities	$152	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$13,303	$6,626
Common stock issued in business combination	$21,952	$—
Common stock issued for contingent consideration payment	$4,023	$—
Tax impact from APC dividends to APC Shareholders	$—	$3,076
Draw on letter of credit through Revolver Loan	$4,732	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$347,994	$273,941
Restricted cash	646	345
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$348,640	$274,286

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

Headquartered in Alhambra, California, Astrana is a leading provider-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, Astrana operates an integrated healthcare delivery platform that enables providers to successfully participate in value-based care arrangements, thus empowering them to deliver accessible, high-quality care to patients in a cost-effective manner. Together with Astrana’s affiliated physician groups and consolidated subsidiaries and VIEs, the Company provides value-based care enablement services and care delivery with its consolidated care partners to serve patients in California, Nevada, and Texas, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid, and commercial, with some portion of revenue from self-pay patients. The Company provides value-based care services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, ancillary providers, and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, physician and specialist extenders, and hospitalists.

Segments

The Company’s three reportable segments are Care Partners, Care Delivery, and Care Enablement, which are described as follows:

Care Partners

The Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners aligned on a shared vision for coordinated care delivery. By leveraging the Company’s unique care enablement platform and ability to recruit, empower, and incentivize physicians to effectively manage total cost of care, the Company is able to organize partnered providers into successful multi-payer, risk-bearing organizations that take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare Advantage, Medicaid, Commercial, Exchange, and Medicare fee for service (“FFS”). The Company’s healthcare delivery entities consist of a network of risk-bearing organizations (“RBOs”) that encompass independent practice associations (“IPAs”), accountable care organizations (“ACOs”), and state-specific entities such as Restricted Knox-Keene licensed health plans in California. These entities are tasked with the coordination and provision of high-quality care to patients within Astrana’s ecosystem. This helps provide a seamless continuity of care among patients in different age groups, stages of life, and life circumstances. Beginning in 2024, in addition to participating in the ACO REACH Model, the Company began participating in the Medicare Shared Savings Program (“MSSP”). The MSSP was created to promote accountability and improve coordination of care for Medicare beneficiaries.

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

Care Enablement

The Company’s Care Enablement segment represents a comprehensive platform that integrates clinical, operational, financial, and administrative information, all powered by the Company’s proprietary technology suite. This platform enhances the delivery of high-quality, value-based care to patients and helps lead to superior clinical and financial outcomes. The Company provides solutions to payers and providers, including independent physicians, provider and medical groups, and ACOs. The Company’s platform meets providers and payers wherever they are on the spectrum of total cost of care, offering solutions for fee-for-service entities to providers open to taking upside and downside risk on professional and institutional spend, and across all patient types, including Medicare, Medicaid, Commercial, and Exchange patients. This segment includes the Company’s wholly owned subsidiaries that operate as management services organizations (“MSOs”), which enter into long-term management and/or administrative services agreements with RBOs and other providers. By leveraging the Company’s care enablement platform, providers and payers can improve their ability to deliver high-quality care to their patients and achieve better patient outcomes.

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2023, has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024. In the opinion of management, all material adjustments (consisting of normal recurring adjustments as well as intercompany accounts and transactions, which have been eliminated) considered necessary for a fair presentation have been made to make the condensed consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future periods.

Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, and the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, include Astrana’s wholly owned subsidiaries and consolidated VIEs.

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read, or have access to, our audited consolidated financial statements for the fiscal year ended December 31, 2023.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment assessment, accrual of medical liabilities (incurred but not reported claims), determination of hospital shared-risk and health plan shared-risk revenue and receivables (including constraints and completion factors), income tax-valuation allowance, share-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

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

Reportable Segments

As of September 30, 2024, the Company operates in three reportable segments:

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

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents and restricted cash. As of September 30, 2024 and December 31, 2023, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $359.3 million and $318.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Receivables, Receivables – Related Parties, Other Receivables, and Loan Receivables

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

The Company’s loan receivables consist of promissory notes that accrue interest per annum. As of September 30, 2024, promissory notes are expected to be collected by their maturity dates.

Capitation receivables relate to each health plan’s capitation and are received by the Company in the month following the month of service. Capitation receivables also include receivables from CMS related to the Company’s participation in the ACO REACH model. Risk pool settlements and incentive receivables mainly consist of the Company’s hospital shared-risk pool receivable, which is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consist of receivables from fee-for-service (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.

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

Concentrations of Credit Risks

The Company disaggregates revenue from contracts by service type and payer type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The condensed consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payer type for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial	$52,961	$43,495	$142,667	$122,421
Medicare	258,377	222,387	747,418	660,855
Medicaid	151,943	65,469	414,453	201,920
Other third parties	15,429	16,822	64,793	48,429
Revenue	$478,710	$348,173	$1,369,331	$1,033,625

The Company had major payers that contributed the following percentages of net revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Payer A	27.7%	37.4%	30.0%	39.0%
Payer B	15.4%	12.4%	14.8%	*
Payer D	12.0%	*	*	*

*Less than 10% of total net revenues

The Company had major payers that contributed to the following percentages of receivables and receivables – related parties:

	As of September 30, 2024	As of December 31, 2023
Payer A	31.3%	36.0%
Payer C	36.0%	41.0%

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

Risk Pool Settlements and Incentives

Medicare Shared Savings Program Revenue

Beginning in 2024, Astrana participates in MSSP. The MSSP has multiple risk tracks, and Astrana is currently participating in the ENHANCED risk track. Under the MSSP Model, Astrana recruits a group of Participant and Preferred (in-network) Providers. Based on the Participant Providers that join our ACO, CMS grants the Company a pool of Traditional Medicare patients (beneficiaries) to manage (the “MSSP Aligned Beneficiaries”). The Company’s MSSP Aligned Beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. CMS continues to pay participants and preferred providers on a fee-for-service basis for Medicare-covered services provided to MSSP Aligned Beneficiaries. The Company continues to bear risk on all Medicare expenditures (both in-network and out-of-network), excluding drug expenditures covered by Medicare Part D, based on a budgetary benchmark established with CMS. Astrana’s shared savings or losses in managing the Company’s beneficiaries are generally determined on an annual basis after reconciliation with CMS. Pursuant to Astrana’s risk-share agreement with CMS, the Company is eligible to receive the surplus (“shared savings”) or is liable for the deficit (“shared losses”) according to the budgetary benchmark established by CMS based on Astrana’s efficiency, or lack thereof, in managing the expenditures associated with the Company’s MSSP Aligned Beneficiaries. The Company estimates the shared service revenue by analyzing the activities during the relevant time period in contemplation of the agreed-upon benchmarks, metrics, performance criteria, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded and is constrained until the shared service revenue can be reasonably estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. As of September 30, 2024 and December 31, 2023, the Company’s contract liability balance was $2.2 million and $0.7 million, respectively. Approximately $0.7 million of the Company’s contract liability accrued as of December 31, 2023, has been recognized as revenue during the nine months ended September 30, 2024. Contract liability is presented within accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken, or expected to be taken, in a tax return in order to be recognized in the condensed consolidated financial statements. Once the recognition threshold is met, the tax position is measured to determine the actual amount of benefit to recognize in the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2023-07 to have a significant impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements and related disclosures.

3.
Business Combinations and Goodwill

Airline Complete Healthcare of Texas, Ltd. (“Airline Complete”)

On July 1, 2024, the Company, through its consolidated VIE, purchased 100% of the equity interest in Airline Complete. Airline Complete is a primary care clinic located in Texas. The purchase price consisted of cash funded on July 1, 2024.

Advanced Health Management Systems, L.P. (“AHMS”)

On March 31, 2024, the Company, through its wholly owned subsidiary, purchased all of the outstanding general and limited partnership interests of AHMS. AHMS’s wholly owned subsidiary operates a Restricted Knox-Keene licensed health plan in Los Angeles, California. Total consideration for the acquisition was $63.9 million. The consideration is subject to changes based on working capital adjustments, which are settled one year from the close date as per the purchase agreement.

Prime Community Care of Central Valley, Inc. (“PCCCV”)

On March 29, 2024, the Company, through its consolidated VIE, acquired certain assets of PCCCV, a professional medical corporation that operates in Central California. Total consideration of the acquisition was approximately $10.5 million, consisting of cash funded upon the close date and contingent consideration fair valued at $2.5 million on March 29, 2024 (“PCCCV contingent considerations”). Refer to Note 19 - “Fair Value Measurements of Financial Instruments” for additional information on contingent considerations.

Community Family Care Medical Group IPA, Inc. (“CFC”)

On January 31, 2024, the Company, through its consolidated VIE, acquired certain assets of CFC. CFC is an RBO that manages the healthcare of members in the Los Angeles, California, area. The group serves patients across Medicare, Medicaid, and Commercial payers. At September 30, 2024, the total consideration for the purchase was $121.0 million, consisting of $91.0 million cash funded upon the close date as per the purchase agreement, $22.0 million of the Company’s common stock, resulting in the issuance of 631,712 shares of common stock, and contingent consideration with a fair value of $8.0 million on January 31, 2024 (“CFC contingent considerations”). The consideration is subject to changes based on working capital adjustments which is settled one year from the close date as per the purchase agreement. Refer to Note 19 - “Fair Value Measurements of Financial Instruments” for additional information on contingent considerations.

Advanced Diagnostic and Surgical Center, Inc. (“ADSC”)

On January 1, 2024, the Company acquired 95% of the equity interest of ADSC. ADSC is a diagnostic and surgical center that also provides ambulatory surgery services. The total consideration consisted of cash funded upon the close of the transaction and contingent consideration with a fair value of $3.6 million on January 1, 2024 (“ADSC contingent considerations”). Refer to Note 19 - “Fair Value Measurements of Financial Instruments” for additional information on contingent consideration.

The Company is in the process of finalizing the purchase price allocation for CFC and AHMS as a result of the purchase price not being finalized until one year from the close date. Therefore, the balances are subject to change as a result of any working capital adjustments. The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed related to each acquisition at the acquisition date for acquisitions that closed during the nine months ended September 30, 2024 (in thousands):

	CFC	AHMS	Others*	Net Total

Total purchase consideration:
Cash paid	$90,998	$63,935	$15,000	$169,933
Contingent consideration	8,026	—	6,161	14,187
Common stock issued	21,952	—	—	21,952
	$120,976	$63,935	$21,161	$206,072

Assets:
Cash and cash equivalents	$16,674	$33,950	$3,515	$54,139
Investment in marketable securities	—	—	30	30
Receivables	6,530	11,007	—	17,537
Other receivables	472	—	—	472
Prepaid expenses and other current assets	—	36	11	47
Amount due from affiliates	2,902	—	—	2,902
Land, property, and equipment	—	—	823	823
Intangible assets	28,000	23,600	3,900	55,500
Goodwill	83,602	31,048	13,621	128,271
Income tax receivable	—	—	1	1
Restricted cash	—	300	—	300
Total assets acquired	$138,180	$99,941	$21,901	$260,022

Liabilities:
Accounts payable and accrued expenses	$2,487	$7,111	$250	$9,848
Medical liabilities	14,693	14,942	—	29,635
Amount due from affiliates	—	5,890	54	5,944
Income taxes payable	24	1,689	—	1,713
Deferred tax liability	—	6,374	8	6,382
Non-controlling interest	—	—	428	428
Total liabilities assumed	$17,204	$36,006	$740	$53,950

Total net assets acquired	$120,976	$63,935	$21,161	$206,072

*Others consist of estimated fair values of the assets acquired, net of cash acquired, related to ADSC, PCCCV, and Airline Complete.

Following the acquisition dates, the operating results have been included in our condensed consolidated financial statements. For the period from the acquisition dates through September 30, 2024, the total revenue and net income of CFC, AHMS, ADSC, PCCCV, and Airline Complete, in the aggregate, were $235.9 million and $26.4 million, respectively.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company and CFC, AHMS, ADSC, PCCCV, and Airline Complete as if the acquisitions had occurred on January 1, 2023. The pro forma information presented is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Total revenue	$478,710	$430,399	$1,434,813	$1,207,867
Net income attributable to Astrana Health, Inc.	$16,094	$26,215	$54,148	$64,875

Net income per share – basic	$0.34	$0.56	$1.14	$1.39
Net income per share – diluted	$0.33	$0.56	$1.13	$1.38

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

Goodwill is not deductible for tax purposes. The Company had no impairment of its goodwill or indefinite-lived intangible assets during the three and nine months ended September 30, 2024 and 2023.

The change in the carrying value of goodwill for the nine months ended September 30, 2024 was as follows (in thousands):

Amount
Balance, January 1, 2024	$278,831
Acquisitions	128,271
Adjustments	2,609
Balance, September 30, 2024	$409,711

4.
Intangible Assets, Net

At September 30, 2024, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross September 30, 2024	Accumulated Amortization	Net September 30, 2024
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Licenses	N/A	1,900	—	1,900
Amortized intangible assets:
Network relationships	11-21	156,779	(111,626)	45,153
Management contracts	15	22,832	(17,647)	5,185
Member relationships	7-14	71,577	(17,582)	53,995
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(345)	666
Developed technology	6	107	(48)	59
		$258,416	$(149,308)	$109,108

At December 31, 2023, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2023	Accumulated Amortization	Net December 31, 2023
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(104,859)	45,820
Management contracts	15	22,832	(16,662)	6,170
Member relationships	10-14	24,077	(7,345)	16,732
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(308)	703
Developed technology	6	107	(34)	73
		$202,916	$(131,268)	$71,648

For the three months ended September 30, 2024 and 2023, the Company recognized amortization expenses of $6.7 million and $3.2 million, respectively, in depreciation and amortization on the accompanying condensed consolidated statements of income. For the nine months ended September 30, 2024 and 2023, the Company recognized amortization expenses of $18.0 million and $9.5 million, respectively, in depreciation and amortization on the accompanying condensed consolidated statements of income. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the nine months ended September 30, 2024 and 2023.

Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount
2024 (excluding the nine months ended September 30, 2024)	$6,630
2025	22,856
2026	18,642
2027	15,170
2028	12,459
Thereafter	29,301

Total	$105,058

5.
Investments in Other Entities

Equity Method

For the nine months ended September 30, 2024 and 2023, the Company’s equity method investment balance consisted of the following (in thousands):

	% of Ownership	December 31, 2023	Initial Investment	Allocation of Net Income (Loss)	September 30, 2024
LaSalle Medical Associates – IPA line of business	25%	$9,866	$—	$2,225	$12,091
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,691	—	(72)	1,619
CAIPA MSO, LLC	30%	13,660	—	643	14,303
I Health, Inc.	25%	—	5,968	20	5,988
Other*	25%	557	—	71	628
		$25,774	$5,968	$2,887	$34,629

	% of Ownership	December 31, 2022	Initial Investment	Allocation of Net Income (Loss)	Funding	September 30, 2023
LaSalle Medical Associates – IPA line of business	25%	$5,684	$—	$2,642	$—	$8,326
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,878	—	(219)	—	1,659
531 W. College, LLC **	50%	17,281	—	(387)	700	17,594
One MSO, LLC **	50%	2,718	—	330	—	3,048
CAIPA MSO, LLC	30%	12,738	—	575	—	13,313
Other*	25%	—	325	163	—	488
		$40,299	$325	$3,104	$700	$44,428

*Other consists of smaller equity method investments.

** Investments were solely for the benefit of APC and its shareholders.

For three months ended September 30, 2024 and 2023, the Company’s equity method investment balance consisted of the following (in thousands):

	% of Ownership	June 30, 2024	Initial Investment	Allocation of Net Income (Loss)	September 30, 2024
LaSalle Medical Associates – IPA line of business	25%	$11,027	$—	$1,064	$12,091
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,648	—	(29)	1,619
CAIPA MSO, LLC	30%	14,100	—	203	14,303
I Health, Inc.	25%	5,923	—	65	5,988
Other*	25%	578	—	50	628
		$33,276	$—	$1,353	$34,629

	% of Ownership	June 30, 2023	Initial Investment	Allocation of Net Income (Loss)	Funding	September 30, 2023
LaSalle Medical Associates – IPA line of business	25%	$10,537	$—	$(2,211)	$—	$8,326
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,655	—	4	—	1,659
531 W. College, LLC **	50%	17,070	—	(176)	700	17,594
One MSO, LLC **	50%	2,960	—	88	—	3,048
CAIPA MSO, LLC	30%	13,190	—	123	—	13,313
Other*	25%	420	—	68	—	488
		$45,832	$—	$(2,104)	$700	$44,428

* Other consists of smaller equity method investments.

** Investments were solely for the benefit of APC and its shareholders.

I Health, Inc.

On March 31, 2024, a wholly owned subsidiary of the Company acquired a 25% equity interest in I Health, Inc. (“I Health”), a management service organization. The Company accounts for its investment in I Health under the equity method of accounting as the Company has the ability to exercise significant influence, but not control over, I Health’s operations. The purchase agreement includes a call option that allows the Company to purchase an additional 25% equity interest on each of the first, second, and third anniversary of the purchase (“I Health Call Option”). The total purchase price for this arrangement was $9.9 million, consisting of $3.9 million in the form of a call option, and $6.0 million as the initial investment of the 25% equity interest. Refer to Note 19 - “Fair Value Measurements of Financial Instruments” for additional information about the I Health Call Option.

There was no impairment loss recorded related to equity method investments for the three and nine months ended September 30, 2024 and 2023.

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

BASS Medical Group

On January 29, 2024, the Company provided BASS Medical Group (“BASS”) with a $20.0 million senior secured promissory note (“BASS secured promissory note”). The promissory note is secured by certain assets of BASS. The BASS secured promissory note matures on January 11, 2031, and has an interest rate per annum equal to 8.21%, compounded annually. The principal on the note, including unpaid interest, is due and payable on the maturity date.

DWGAS, Inc. ("DWGAS")

On July 17, 2024, the Company entered into a five-year secured convertible promissory note with DWGAS, Inc. as the borrower (“DWGAS convertible note”). The principal on the DWGAS convertible note is $5.0 million, with interest on the outstanding principal amount and unpaid interest at a rate per annum equal to 7.5%. The promissory note is secured by a pledge of all the assets of DWGAS. On or before December 31, 2024, the Company has the option to convert the outstanding principal amount and unpaid interest into 80% ownership of DWGAS’s issued and outstanding capital stock. If the conversion is not exercised by December 31, 2024, the note will mature on July 17, 2029.

The Company assessed the outstanding loans receivable under the CECL model by assessing the party’s ability to pay by reviewing their financial history quarterly and reassessing any identified insolvency risk.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and other accruals	$36,908	$9,075
Capitation payable	13,317	4,503
Subcontractor IPA payable	2,440	2,529
Professional fees	4,152	4,407
Due to related parties	3,785	9,271
Contract liabilities	2,246	744
Accrued compensation	17,498	20,098
Other provider payable	14,465	9,322
Total accounts payable and accrued expenses	$94,811	$59,949

8.
Medical Liabilities

The Company’s medical liabilities consisted of the following (in thousands):

	September 30, 2024	September 30, 2023
Medical liabilities, beginning of period	$106,657	$81,255
Acquired* (see Note 3)	32,106	6,157
Components of medical care costs related to claims incurred:
Current period	797,906	642,880
Prior periods	(7,890)	(13,251)
Total medical care costs	790,016	629,629
Payments for medical care costs related to claims incurred:
Current period	(654,625)	(547,212)
Prior periods	(112,847)	(74,966)
Total paid	(767,472)	(622,178)
Adjustments	(1,028)	2,656

Medical liabilities, end of period	$160,279	$97,519

*The acquired balance includes medical liabilities from current and prior periods.

9.
Credit Facility, Promissory Notes Payable, Bank Loans, and Lines of Credit

The Company’s debt balance consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Term Loan	$285,250	$280,000
Revolver Loan	146,732	—
Promissory Note Payable	9,875	2,000
Total debt	441,857	282,000

Less: Current portion of debt	(15,000)	(19,500)
Less: Unamortized financing costs	(3,738)	(3,561)

Long-term debt	$423,119	$258,939

The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of September 30, 2024 and December 31, 2023, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2024 (excluding the nine months ended September 30, 2024)	$3,750
2025	16,875
2026	169,232
2027	34,250
2028	217,750

Total	$441,857

Amended Credit Facility

Amended Credit Agreement

On June 16, 2021, the Company entered into an amended and restated credit agreement (as subsequently amended as described below, the “Amended Credit Agreement”) with Truist Bank, in its capacity as administrative agent for the lenders, issuing bank, swingline lender, and lender, and the banks and other financial institutions from time to time as party thereto, to, among other things, to amend and restate that certain credit agreement, dated September 11, 2019, by and among the Company, Truist Bank, and certain lenders thereto, in its entirety. The Amended Credit Agreement provides for a five-year revolving credit facility (the “Amended Credit Facility”) to the Company of $400.0 million (“Revolver Loan”), which includes a letter of credit sub-facility of up to $25.0 million (which was amended to $50.0 million, as described below) and a swingline loan sub-facility of $25.0 million which expires on June 16, 2026.

On December 20, 2022, an amendment was made to the Amended Credit Agreement, in which all amounts borrowed under the Amended Credit Agreement as of the effective date were automatically converted from London Interbank Offer Rate (“LIBOR”) Loans to Secured Overnight Financing Rate (“SOFR”) Loans with an initial interest period of one month on, and as of, the amendment effective date. Amounts borrowed under the Revolver Loan bear interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement) plus a spread ranging from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement), or (b) a base rate, plus a spread ranging from 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of September 30, 2024, the Company had borrowings of $146.7 million outstanding on the Revolver Loan, and the interest rate on the Revolver Loan was 7.20%.

On September 8, 2023, a Second Amendment to the Amended Credit Agreement was entered into, which, among other things, increased the letter of credit sub-facility from $25.0 million to $50.0 million.

On November 3, 2023, the Company entered into a Third Amendment to the Amended Credit Agreement (“Third Amendment”) with Truist Bank and the other financial institutions party thereto. The Third Amendment provided a new term loan to the Company in an aggregate amount of up to $300.0 million, with $180.0 million funded at the closing of the Third Amendment, and $120.0 million available to be drawn by the Company as delayed draw loans during the six months subsequent to the closing of the Third Amendment (collectively, the “Term Loan”). The Term Loan matures on November 3, 2028 (or such earlier date on which it is terminated in accordance with the provisions of the Amended Credit Agreement) and amortizes quarterly at 5% per annum for each of the first two years, 7.5% per annum for years three and four, and 10% per annum for year five. The Term Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, adjusted for any Term SOFR Adjustment, plus a spread from 1.50% to 2.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio, or (b) a base rate, plus a spread of 0.50% to 1.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of September 30, 2024, the outstanding borrowings on the Term Loan were $285.3 million, and the interest rate on the Term Loan was 7.20%.

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

Under the Amended Credit Agreement, the terms and conditions of the Guaranty and Security Agreement (the “Guaranty and Security Agreement”) between the Company, Astrana Health Management, Inc. (“AHM”), and Truist Bank remain in effect. Pursuant to the Guaranty and Security Agreement, the Company and AHM have granted the lenders under the Amended Credit Agreement a security interest in substantially all of their assets to secure obligations under the Amended Credit Agreement, including, without limitation, all stock and other equity issued by their subsidiaries (including AHM) and all rights with respect to the $545.0 million loan from the Company to Astrana Medical.

Promissory Note Payable

FYB Promissory Note Agreement with CCHCA

On May 1, 2023, the Company acquired 100% of the equity interest in For Your Benefit, Inc. (“FYB”). As part of the acquisition, the Company assumed FYB's promissory note payable to Chinese Community Health Care Association (“CCHCA”). The principal on the promissory note was $2.0 million, with a maturity date of May 9, 2024. The interest rate was the prime rate plus 1.0%. The prime rate was updated annually on the effective date of the note and as published by the Wall Street Journal. On September 30, 2024, upon the settlement of the purchase price of the Company’s acquisition of FYB, the FYB promissory note was forgiven to resolve the settlement amount due from the sellers to the Company. As a result, during the three and nine months ended September 30, 2024, the Company wrote off the principal of $2.0 million and any unpaid interest within other income in the accompanying condensed consolidated statements of income.

I Health Promissory Note Payable - Related Party

On April 1, 2024, the Company received $8.3 million as a promissory note (the “I Health Promissory Note”) with a maturity date of March 31, 2027. I Health may accelerate the maturity date if the Company does not exercise the I Health Call Option (see Note 5 — “Investments in Other Entities - Equity Method”). The promissory note has an interest rate of 4.30% per annum on the principal amount. Accrued interest is payable on each anniversary of the promissory note payable. I Health is accounted for under the equity method based on the 25% equity ownership interest held by the Company (see Note 5 — “Investments in Other Entities - Equity Method”). On July 1, 2024, an amendment was made to the I Health Promissory Note that, among other things, increased the original principal amount by an additional $1.6 million. As a result, the total amount payable under the I Health Promissory Note is $9.9 million.

Deferred Financing Costs

At September 30, 2024 and December 31, 2023, unamortized deferred financing costs were $4.8 million and $6.1 million, respectively. As of September 30, 2024 and December 31, 2023, $1.0 million and $2.6 million, respectively, of unamortized deferred financing costs was recognized in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and consisted of unamortized deferred financing costs related to unborrowed amounts available on the Revolver Loan. As of September 30, 2024 and December 31, 2023, $3.7 million and $3.6 million, respectively, of unamortized deferred financing costs was recorded as a direct reduction against the amounts borrowed on the Term Loan and Revolver. The remaining unamortized deferred financing costs related to the Revolver Loan are amortized over the life of the Revolver Loan using the straight-line method. The remaining unamortized deferred financing costs related to the Term Loan are amortized over the life of the Term Loan using the effective interest rate method. Interest expense in the condensed consolidated statements of income included amortization of deferred debt issuance costs.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the nine months ended September 30, 2024 and 2023, was 7.08% and 6.07%, respectively.

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

Standby Letters of Credit

The Company established irrevocable standby letters of credit with Truist Bank under the Amended Credit Agreement for a total of $25.0 million for the benefit of CMS and certain health plans as of September 30, 2024. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present or any future expiration date.

Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank under the APC Business Loan Agreement for a total of $3.9 million for the benefit of certain health plans as of September 30, 2024. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

10.
Mezzanine and Stockholders’ Equity

Mezzanine Equity

APC

As the redemption feature of the APC shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of September 30, 2024 and December 31, 2023.

Stockholders’ Equity

As of September 30, 2024, 41,048 holdback shares have not been issued to certain former AHM shareholders who were AHM shareholders at the time of closing of the 2017 merger of Astrana with AHM, as they have yet to submit properly completed letters of transmittal to Astrana in order to receive their pro rata portion of Astrana common stock as contemplated under the 2017 merger agreement. Pending such receipt, such former AHM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 merger. The condensed consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory, and the Company is legally obligated to issue these shares in connection with the 2017 merger.

Preferred Stock – Series A and Series B

In October 2015, AHM purchased from Astrana, in a private offering of securities, 1,111,111 units, each unit consisting of one share of Astrana’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and a common stock warrant to purchase one share of Astrana’s common stock at an exercise price of $9.00 per share, which expired in October 2020. In March 2016, AHM purchased from Astrana, in a private offering of securities, 555,555 units, each unit consisting of one share of Astrana’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), and a common stock warrant to purchase one share of Astrana’s common stock at an exercise price of $10.00 per share, which expired in March 2021. In April 2024, the Company repurchased all outstanding shares of preferred stock held by AHM. On April 24, 2024, the Company filed a Certificate of Elimination to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, eliminating from the Restated Certificate of Incorporation all matters set forth in the Amended and Restated Certificate of Designation with respect to the Company’s Series A Preferred Stock and Series B Preferred Stock and returning each of the Series A Preferred Stock and Series B Preferred Stock to the status of authorized and unissued shares of preferred stock of the Company, without designation as to series. As a result, there were no authorized or outstanding shares of the Series A Preferred Stock or Series B Preferred Stock as of September 30, 2024.

Treasury Stock

As of September 30, 2024 and December 31, 2023, APC owned 7,132,698 shares of Astrana’s common stock. While such shares of Astrana’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the condensed consolidated financial statements. APC’s ownership in Astrana was 13.00% and 13.22% as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, the Company had repurchased 3,466,051 and 3,451,642 shares, respectively, of its common stock. These are included as treasury stock.

As of September 30, 2024 and December 31, 2023, the total treasury stock, including the Company’s stock held by APC, was 10,598,749 and 10,584,340, respectively.

Dividends

During the three months ended September 30, 2024 and 2023, certain consolidated subsidiaries of the Company paid distributions of $0.2 million and $1.4 million, respectively, to the shareholders who own the non-controlling interests in the entities. During the nine months ended September 30, 2024 and 2023, certain consolidated subsidiaries of the Company paid distributions of $2.1 million and $1.6 million, respectively, to the shareholders who own the non-controlling interests in the entities.

11.
Stock-Based Compensation

The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three and nine months ended September 30, 2024 and 2023, and associated with the issuance of restricted stock awards and units and vesting of stock options that are included in general and administrative expenses in the accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options and ESPP	$349	$406	$1,125	$1,393
Restricted stock awards and units	5,814	5,300	18,176	11,971
Total stock-based compensation expense	$6,163	$5,706	$19,301	$13,364

Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2024, was $31.7 million.

Options

The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Millions)
Options outstanding at January 1, 2024	504,241	$34.03	2.10	$4.7
Options granted	—	—	—	—
Options exercised	(75,455)	16.71	—	2.3
Options forfeited	(7,271)	50.56	—	—

Options outstanding at September 30, 2024	421,515	$36.84	1.28	$10.9

Options exercisable at September 30, 2024	383,685	$30.06	1.10	$10.9

No options were granted during the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2024, there were 75,455 options exercised from which the Company received cash proceeds of $0.2 million and from which 21,655 shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participants. During the nine months ended September 30, 2023, options were exercised for 125,000 shares of the Company’s common stock, resulting in proceeds of $1.3 million. There were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three and nine months ended September 30, 2023.

Restricted Stock Awards and Units

The Company grants restricted stock awards and units to officers and employees, which are earned based on service and/or performance conditions. The grant date fair value of the restricted stock awards and units are the grant date’s closing market price of the Company’s common stock. During the nine months ended September 30, 2024, the Company granted 519,696 shares of restricted stock awards and units with performance-based conditions and 405,164 shares of restricted stock awards and units without performance-based conditions. During the nine months ended September 30, 2024, the weighted average grant date fair value of restricted stock awards and units with and without performance-based conditions was $43.01 and $41.31, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP is a shareholder-approved plan that allows eligible employees to contribute a portion of their eligible earnings toward the semi-annual purchase of the Company’s common stock at a discounted price equal to 85% up to 90% of the fair market values of the stock on the exercise date, subject to a maximum number of shares that can be purchased during any single offering period as well as an annual maximum dollar amount of shares during any single calendar year. A maximum of 5,000,000 shares were authorized for issuance at the time the ESPP was approved. There were 7,789 shares issued for the nine months ended September 30, 2024.

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

Standby Letters of Credit

The Company established irrevocable standby letters of credit with Truist Bank for a total of $25.0 million for the benefit of CMS and certain health plans as of September 30, 2024 (see Note 9 — “Credit Facility, Promissory Notes Payable, Bank Loans, and Lines of Credit — Standby Letters of Credit”).

Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank for a total of $3.9 million for the benefit of certain health plans as of September 30, 2024 (see Note 9 — “Credit Facility, Promissory Notes Payable, Bank Loans, and Lines of Credit — Standby Letters of Credit”).

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

Although the Company currently maintains liability insurance policies on a claims-made basis which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually and may not continue to be available to the Company in future years at acceptable costs and on favorable terms.

13.
Related-Party Transactions

Equity Method Investments

During the three and nine months ended September 30, 2023, the Company recognized approximately $4.3 million and $16.2 million, respectively, in management fees from LaSalle Medical Associates – IPA line of business (“LMA”). On August 31, 2023, the management service agreement with LMA’s IPA was terminated. LMA is accounted for under the equity method based on the 25% equity ownership interest held in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities - Equity Method”).

During the three months ended September 30, 2024 and 2023, the Company paid approximately $0.8 million and $0.8 million, respectively, to Pacific Medical Imaging & Oncology Center, Inc. (“PMIOC”) for provider services. During the nine months ended September 30, 2024 and 2023, the Company paid approximately $2.2 million and $1.9 million, respectively, to PMIOC for provider services. PMIOC provides covered services on behalf of the Company’s RBOs to enrollees of the plans. PMIOC is accounted for under the equity method based on the 40% equity ownership interest held (see Note 5 — “Investments in Other Entities - Equity Method”).

During each of the three months ended September 30, 2024 and 2023, the Company paid approximately $0.3 million and $0.3 million, respectively, for provider services to an equity method investment in which the Company has a 25% equity ownership in (see Note 5 — “Investments in Other Entities - Equity Method”). During the nine months ended September 30, 2024 and 2023, the Company paid approximately $0.7 million and $0.8 million, respectively, for provider services.

During the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $0.6 million and $1.2 million, respectively, in management fees to I Health. The Company has a management service agreement with I Health. I Health is accounted for under the equity method based on the 25% equity ownership interest held (see Note 5 — “Investments in Other Entities - Equity Method”).

Astrana Board Members and Officers

During the three months ended September 30, 2024 and 2023, the Company recognized approximately $0.4 million and $0.5 million, respectively, in revenue, net of costs, from Arroyo Vista Family Health Center (“Arroyo Vista”). During the nine months ended September 30, 2024 and 2023, the Company recognized approximately $1.5 million and $1.3 million, respectively, in revenue, net of costs. Revenue consisted of management fees and surplus from shared risk arrangements. Expenses consisted of fees for provider services. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.

During the three months ended September 30, 2024 and 2023, the Company incurred rent expenses of approximately $1.3 million and $0.8 million, respectively, from certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. During the nine months ended September 30, 2024 and 2023, the Company incurred $3.0 million and $2.5 million, respectively, in rent expense from the same properties. As of September 30, 2024, and December 31, 2023, the Company’s operating right-of-use asset balance included $2.0 million and $14.1 million, respectively, and the Company’s operating lease liabilities included $2.0 million and $14.5 million, respectively, for certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. These properties were previously consolidated and eliminated by Astrana until they were spun off on December 26, 2023. The chief executive officer of Allied Pacific Holdings Investment Management, LLC is a member of the Company’s board of directors.

During the nine months ended September 30, 2024, Allied Pacific Holdings Investment Management, LLC paid APC $5.3 million for taxes associated with the APC Excluded Assets spin-off on December 26, 2023.

During the three months ended September 30, 2024 and 2023, the Company incurred approximately $0.4 million and $0.5 million, respectively, in expenses payable to Third Way Health for call center and credentialing services. During the nine months ended September 30, 2024 and 2023, the Company incurred approximately $2.1 million and $0.9 million, respectively, in expenses for call center services. As of September 30, 2024 and December 31, 2023, via a Simple Agreement for Future Equity, the Company funded $6.0 million and $3.5 million, respectively, in Third Way Health. The investment is included in investments in privately held entities in the accompanying condensed consolidated balance sheets. One of Astrana’s officers is a board member of Third Way Health.

During the three months ended September 30, 2024 and 2023, the Company paid approximately $0.1 million and $0.2 million, respectively, to Sunny Village Care Center for services as a provider. During the nine months ended September 30, 2024 and 2023, the Company paid approximately $0.3 million and $1.0 million, respectively, for provider services. The Company has provider contracts with Sunny Village Care Center. Sunny Village Care Center shares common ownership with certain Astrana board members.

During the three and nine months ended September 30, 2024, Astrana paid approximately $0.7 million to purchase Astrana’s stock from a board member. During the nine months ended September 30, 2023, Astrana paid approximately $9.5 million to purchase Astrana’s stock from a board member.

During the three months ended September 30, 2024 and 2023, the Company incurred rent expenses of approximately $0.1 million and $0.1 million, respectively, from First Commonwealth Property, LLC for an office lease. During the nine months ended September 30, 2024 and 2023, the Company incurred rent expenses of approximately $0.1 million and $0.1 million, respectively. First Commonwealth Property, LLC shares common ownership with certain board members of APC and AHM.

As of September 30, 2024 and December 31, 2023, the Company’s operating right-of-use asset balance included $0.7 million and $0.8 million, respectively, and the Company’s operating lease liabilities included $0.8 million and $0.8 million, respectively, for certain properties owned by First Commonwealth Property, LLC.

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

The following tables set forth revenue recognized and fees incurred related to AHMC, HSMSO, and Aurion for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	AHMC	HSMSO	Aurion	AHMC	HSMSO	Aurion
Revenue	$11,167	$626	$—	$5,619	$326	$—
Expenses	9,169	—	50	6,445	(200)	75
Net	$1,998	$626	$(50)	$(826)	$526	$(75)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	AHMC	HSMSO	Aurion	AHMC	HSMSO	Aurion
Revenue	$33,944	$1,239	$—	$37,337	$950	$—
Expenses	24,134	—	200	18,505	35	225
Net	$9,810	$1,239	$(200)	$18,832	$915	$(225)

The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the three months ended September 30, 2024 and 2023, the Company had recognized risk pool revenues of $9.4 million and $4.2 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company had recognized risk pool revenues of $28.5 million and $33.0 million, respectively. The Company had a risk pool receivable balance of $74.7 million and $54.0 million as of September 30, 2024 and December 31, 2023, respectively.

APC Board Members

During the three months ended September 30, 2024 and 2023, the Company paid an aggregate of approximately $4.6 million and $11.6 million, respectively, to board members for provider services which included approximately $0.8 million and $0.7 million, respectively, to Astrana board members and officers who are also board members and officers of APC. During the nine months ended September 30, 2024 and 2023, the Company paid an aggregate of approximately $14.1 million and $30.5 million, respectively, to board members for provider services which included approximately $2.2 million and $2.3 million, respectively, to Astrana board members and officers who are also board members and officers of APC.

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

For equity method investments, see Note 5 — “Investment in Other Entities - Equity Method”.

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

The Company’s effective income tax rate for the nine months ended September 30, 2024 and 2023, was 30.2% and 34.8%, respectively. The tax rate for the nine months ended September 30, 2024, differed from the U.S. federal statutory rate primarily due to state income taxes and income from flow-through entities.

As of September 30, 2024, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

As of September 30, 2024 and December 31, 2023, APC held 7,132,698 shares of Astrana’s common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.

For the three and nine months ended September 30, 2024, there were no restricted stock awards and units excluded from the computation of diluted weighted average common shares outstanding as calculated under the treasury stock method. For the three and nine months ended September 30, 2023, 243,689 of restricted stock awards and units were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive.

For the three and nine months ended September 30, 2024, stock options of 155,990 were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and nine months ended September 30, 2023, stock options of 200,978 were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive.

For the three and nine months ended September 30, 2024, contingently issuable shares of 1,085,808 were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of September 30, 2024. For the three and nine months ended September 30, 2023, contingently issuable shares of 925,558 were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of September 30, 2023.

Below is a summary of the earnings per share computations:

Three months ended September 30,	2024	2023
Earnings per share – basic	$0.34	$0.47
Earnings per share – diluted	$0.33	$0.47
Weighted average shares of common stock outstanding – basic	47,686,841	46,547,502
Weighted average shares of common stock outstanding – diluted	48,223,788	46,920,607

Nine months ended September 30,	2024	2023
Earnings per share – basic	$1.05	$1.04
Earnings per share – diluted	$1.04	$1.03
Weighted average shares of common stock outstanding – basic	47,521,368	46,527,350
Weighted average shares of common stock outstanding – diluted	47,960,686	46,881,567

Below is a summary of the shares included in the diluted earnings per share computations:

Three months ended September 30,	2024	2023
Weighted average shares of common stock outstanding – basic	47,686,841	46,547,502
Stock options	169,785	253,767
Restricted stock awards and units	321,348	88,450
Contingently issuable shares	45,814	30,888
Weighted average shares of common stock outstanding – diluted	48,223,788	46,920,607

Nine months ended September 30,	2024	2023
Weighted average shares of common stock outstanding – basic	47,521,368	46,527,350
Stock options	155,309	254,399
Restricted stock awards and units	243,806	89,409
Contingently issuable shares	40,203	10,409
Weighted average shares of common stock outstanding – diluted	47,960,686	46,881,567

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

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$181,340	$184,078
Investment in marketable securities	2,233	—
Receivables, net	54,356	21,120
Receivables, net – related party	76,010	58,707
Income taxes receivable	—	1,600
Other receivables	385	454
Prepaid expenses and other current assets	9,763	9,991
Total current assets	324,087	275,950

Non-current assets
Land, property and equipment, net	5,619	5,306
Intangible assets, net	82,264	60,906
Goodwill	235,638	140,157
Income taxes receivable, non-current	15,943	15,943
Investments in other entities – equity method	14,338	12,114
Investment in affiliates*	413,269	273,182
Investment in a privately held entity	405	405
Restricted cash	40	40
Operating lease right-of-use assets	21,648	28,796
Other assets	1,147	1,149

Total non-current assets	790,311	537,998

Total assets	$1,114,398	$813,948

Current liabilities
Accounts payable and accrued expenses	$41,416	$32,707
Fiduciary accounts payable	6,041	7,737
Medical liabilities	75,648	55,157
Dividend payable	638	638
Income tax payable	26,105	—
Finance lease liabilities	520	646
Operating lease liabilities	3,434	3,305
Amount due to affiliates*	76,294	107,340
Other liabilities	11,139	8,542

Total current liabilities	241,235	216,072

Non-current liabilities
Finance lease liabilities, net of current portion	649	1,033
Operating lease liabilities, net of current portion	21,054	28,675
Deferred tax liability	7,198	7,284
Other long-term liabilities	299	230

Total non-current liabilities	29,200	37,222

Total liabilities	$270,435	$253,294

*Investment in affiliates includes the Company’s VIEs’ investment in Astrana, which is reflected as treasury shares and eliminated upon consolidation. Amounts due to, or from, affiliates are receivables with Astrana’s subsidiaries. As a result, these balances are eliminated upon consolidation and are not reflected on Astrana’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

17.
Leases

The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of one month to 16 years. Some of the leases may include options to extend the lease terms for up to ten years, and some of the leases may include options to terminate the leases within one year. As of September 30, 2024 and December 31, 2023, assets recorded under finance leases were $1.4 million and $1.7 million, respectively, and accumulated depreciation associated with finance leases was $2.0 million and $1.6 million, respectively.

Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.

Leases with an initial term of 12 months or less are not recorded on the balance sheets.

The components of lease expense were as follows (dollars in thousands):

	Three Months Ended September 30,
	2024	2023
Operating lease cost	$3,205	$2,187

Finance lease cost
Amortization of lease expense	172	202
Interest on lease liabilities	20	35

Sublease income	(3)	(307)

Total lease cost, net	$3,394	$2,117

	Nine Months Ended September 30,
	2024	2023
Operating lease cost	$9,438	$5,570

Finance lease cost
Amortization of lease expense	534	505
Interest on lease liabilities	66	80

Sublease income	(246)	(806)

Total lease cost, net	$9,792	$5,349

Other information related to leases was as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,089	$2,016
Operating cash flows from finance leases	20	35
Financing cash flows from finance leases	172	202

	Nine Months Ended September 30,
	2024	2023
Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,684	$5,636
Operating cash flows from finance leases	66	80
Financing cash flows from finance leases	534	505

	Nine Months Ended September 30,
	2024	2023
Weighted Average Remaining Lease Term
Operating leases	6.93 years	6.84 years
Finance leases	2.69 years	3.18 years

Weighted Average Discount Rate
Operating leases	6.68%	5.75%
Finance leases	5.70%	5.19%

The following are future minimum lease payments under non-cancellable leases for the years ending December 31 (in thousands) below:

	Operating Leases	Finance Leases
2024 (excluding the nine months ended September 30, 2024)	$1,855	$160
2025	7,523	599
2026	7,213	345
2027	6,729	267
2028	6,472	27
Thereafter	16,902	9

Total future minimum lease payments	46,694	1,407
Less: imputed interest	10,291	110
Total lease liabilities	36,403	1,297
Less: current portion	5,241	554
Long-term lease liabilities	$31,162	$743

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

Certain amounts disclosed in the prior period have been recast to conform to the current period presentation. Specifically, reclassifications were made between cost of services and general and administrative expenses in the accompanying segment table for the three and nine months ended September 30, 2023, and the segments are presented net of intrasegment eliminations. The following table presents information about our segments (in thousands):

	Three Months Ended September 30, 2024
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$455,760	$20,083	$2,867	$—	$—		$—	$478,710
Intersegment	—	14,645	38,063	—	(52,708)		—	—
Total revenues	455,760	34,728	40,930	—	(52,708)		—	478,710

Cost of services	369,835	29,114	19,604	—	(13,335)		—	405,218
General and administrative(1)	47,139	6,971	15,012	—	(39,370)		15,315	45,067
Total expenses	416,974	36,085	34,616	—	(52,705)		15,315	450,285

Income (loss) from operations	$38,786	$(1,357)	$6,314	$—	$(3)	(2)	$(15,315)	$28,425

	Three Months Ended September 30, 2023
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$320,885	$16,737	$10,306	$245	$—		$—	$348,173
Intersegment	—	12,234	26,604	49	(38,887)		—	—
Total revenues	320,885	28,971	36,910	294	(38,887)		—	348,173

Cost of services	249,917	23,060	13,658	76	(11,336)		—	275,375
General and administrative(1)	30,628	6,946	16,804	875	(28,621)		7,083	33,715
Total expenses	280,545	30,006	30,462	951	(39,957)		7,083	309,090

Income (loss) from operations	$40,340	$(1,035)	$6,448	$(657)	$1,070	(2)	$(7,083)	$39,083

	Nine Months Ended September 30, 2024
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$1,301,355	$59,179	$8,797	$—	$—		$—	$1,369,331
Intersegment	—	41,125	101,579	—	(142,704)		—	—
Total revenues	1,301,355	100,304	110,376	—	(142,704)		—	1,369,331

Cost of services	1,049,437	80,160	56,916	—	(38,091)		—	1,148,422
General and administrative(1)	129,613	19,914	36,724	—	(104,692)		50,720	132,279
Total expenses	1,179,050	100,074	93,640	—	(142,783)		50,720	1,280,701

Income (loss) from operations	$122,305	$230	$16,736	$—	$79	(2)	$(50,720)	$88,630

	Nine Months Ended September 30, 2023
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$957,297	$42,603	$33,164	$561	$—		$—	$1,033,625
Intersegment	—	37,228	69,287	131	(106,646)		—	—
Total revenues	957,297	79,831	102,451	692	(106,646)		—	1,033,625

Cost of services	783,333	65,187	44,441	209	(35,522)		—	857,648
General and administrative(1)	83,475	16,076	38,181	2,459	(74,401)		21,704	87,494
Total expenses	866,808	81,263	82,622	2,668	(109,923)		21,704	945,142

Income (loss) from operations	$90,489	$(1,432)	$19,829	$(1,976)	$3,277	(2)	$(21,704)	$88,483

(1)
Balance includes general and administrative expenses, and depreciation and amortization.

(2)
Income from operations for the intersegment elimination represents rental income from segments renting from other segments. Rental income is presented within other income that is not presented in the table.

19. Fair Value Measurements of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2024, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$28,044	$—	$—	$28,044
Marketable securities – certificates of deposit	2,263	—	—	2,263
Marketable securities – equity securities	91	—	—	91
I Health call option	—	—	3,907	3,907
Total assets	$30,398	$—	$3,907	$34,305

Liabilities
Interest rate collar	$—	$154	$—	$154
AAMG contingent consideration	—	—	3,876	3,876
VOMG contingent consideration	—	—	15	15
DMG remaining equity interest purchase	—	—	8,542	8,542
Sun Labs remaining equity interest purchase	—	—	7,352	7,352
ADSC contingent considerations	—	—	4,138	4,138
CFC contingent considerations	—	—	9,138	9,138
PCCCV contingent considerations	—	—	2,597	2,597
Total liabilities	$—	$154	$35,658	$35,812

* Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2023, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$4,842	$—	$—	$4,842
Marketable securities – certificates of deposit	2,150	—	—	2,150
Marketable securities – equity securities	348	—	—	348
Total assets	$7,340	$—	$—	$7,340

Liabilities
AAMG contingent consideration	$—	$—	$5,475	$5,475
VOMG contingent consideration	—	—	17	17
DMG remaining equity interest purchase	—	—	8,542	8,542
Sun Labs remaining equity interest purchase	—	—	7,802	7,802
Interest rate collar	—	252	—	252
Total liabilities	$—	$252	$21,836	$22,088

* Included in cash and cash equivalents

The change in the fair value of Level 3 liabilities for the nine months ended September 30, 2024, was as follows (in thousands):

Amount
Balance at January 1, 2024	$21,836
Additions	14,202
Change in fair value of existing Level 3 liabilities	3,643
Settlements	(4,023)
Balance at September 30, 2024	$35,658

Investments in Marketable Securities

Certificates of deposit are reported at par value, plus accrued interest, with maturity dates greater than ninety days. As of September 30, 2024 and December 31, 2023, certificates of deposit amounted to approximately $2.3 million and $2.2 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.

Equity securities are reported at fair value. These securities are classified as Level 1 in the valuation hierarchy, where quoted market prices from reputable third-party brokers are available in an active market and unadjusted. As of September 30, 2024 and December 31, 2023, the equity securities were approximately $0.1 million and $0.3 million, respectively, in the accompanying condensed consolidated balance sheets. Gains and losses recognized on equity securities sold are recognized in the accompanying condensed consolidated statements of income as other income. The components comprising total gains and losses on equity securities are as follows (in thousands) for the periods listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total gains (losses) recognized on equity securities	$68	$(870)	$(133)	$(6,571)
Gains (losses) recognized on equity securities sold	65	—	(146)	—
Unrealized gains (losses) recognized on equity securities held at end of period	$3	$(870)	$13	$(6,571)

Derivative Financial Instruments

Interest Rate Collar Agreements

The Company’s collar agreement is designed to limit the interest rate risk associated with the Company’s Revolver Loan. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 — “Credit Facility, Promissory Notes Payable, Bank Loans, and Lines of Credit” for further information on the Company’s debt. Under the terms of the agreement, the ceiling is 5.0% and the floor is 2.34%. The collar agreement is not designated as a hedging instrument. Changes in the fair value of this contract are recognized as unrealized gain or loss on investments in the accompanying condensed consolidated statements of income and reflected in the accompanying condensed consolidated statements of cash flows as unrealized (gain) loss on investments. The estimated fair value of the collar was determined using Level 2. As of September 30, 2024 and December 31, 2023, the fair value of the collar was $0.2 million and $0.3 million, respectively, and presented within other long-term liabilities, in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2024 and 2023, the Company recognized unrealized loss of $0.6 million and unrealized gains of $0.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized unrealized gains of $0.1 million and $1.3 million, respectively.

I Health Call Option

The Company acquired a 25% equity interest in I Health which included a call option that allows the Company to purchase an additional 25% equity interest on each of the first, second, and third anniversaries of the purchase. The Company determined the fair value of the contingent considerations using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of September 30, 2024, the value of the call option was valued at $3.9 million. The I Health call option is presented within other assets in the accompanying condensed consolidated balance sheet. The 25% equity interest in I Health is accounted for under the equity method (see Note 5 — “Investments in Other Entities - Equity Method”).

Remaining equity interest purchase

In 2021, the Company entered into a financing obligation to purchase the remaining equity interest in Diagnostic Medical Group of Southern California (“DMG”) and Sun Clinical Laboratories (“Sun Labs”) within three years from the date the Company consolidated DMG and Sun Labs. The purchase of the remaining DMG equity value is considered a financing obligation with a carrying value of $8.5 million as of September 30, 2024 and December 31, 2023. Changes in the fair value of the remaining equity purchase are presented in unrealized gain and loss on investments in the accompanying condensed consolidated statements of income. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $7.4 million and $7.8 million as of September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized a loss of $0.1 million and $0.5 million, respectively, due to the change in the fair value of Sun Labs equity value obligation. For the nine months ended September 30, 2024 and 2023, the Company recognized an unrealized gain of $0.4 million and unrealized loss of $2.3 million, respectively, due to the change in the fair value of Sun Labs equity value obligation. As the financing obligations are embedded in the non-controlling interest, the non-controlling interests are recognized in other liabilities in the accompanying condensed consolidated balance sheets.

Contingent considerations

All American Medical Group (“AAMG”)

Upon acquiring 100% of the equity interest in AAMG, the purchase price consisted of cash funded upon close of the transaction and additional consideration (“AAMG contingent consideration”) and stock consideration (“AAMG stock contingent consideration”) contingent on AAMG meeting revenue and capitated member metrics for fiscal years 2023 (“2023 metric”) and 2024 (“2024 metric”). If the contingent consideration metrics are met, the settlement will be paid in the Company’s common stock. The total amount of stock that can be issued for the 2023 and 2024 metrics is 157,059 and 184,357, respectively. The Company determined the fair value of the contingent considerations using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value.

As of September 30, 2024, the AAMG contingent consideration for the 2023 metric was met and 78,535 shares were issued to the sellers. On the day of issuance, the shares were valued at $4.0 million. which is included in additional paid-in capital in the accompanying condensed consolidated balance sheets. As of December 31, 2023, the AAMG contingent consideration for the 2023 metric was valued at $2.6 million and was presented within other liabilities in the accompanying condensed consolidated balance sheets.

The AAMG contingent consideration for the 2024 metric was valued at $3.9 million and $2.9 million as of September 30, 2024 and December 31, 2023, respectively, and was included in other liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets, respectively. Changes in the AAMG contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

As of September 30, 2024, the AAMG stock contingent consideration for 2023 metric was met, and 78,524 shares were issued to the sellers. The AAMG stock contingent consideration for 2023 and 2024 metric was valued at $5.6 million, in aggregate, as of September 30, 2024 and December 31, 2023, and is included in additional paid-in capital in the accompanying condensed consolidated balance sheets.

ADSC

Upon acquiring 95% of the equity interest of Advanced Diagnostic and Surgical Center in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash contingent on ADSC achieving revenue and EBITDA metrics for fiscal years 2023 (“ADSC 2023 Metric”) and 2024 (“ADSC 2024 Metric”) (collectively, “ADSC contingent considerations”). The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of September 30, 2024, the ADSC 2023 Metric and the 2024 Metric were valued at $2.1 million and $2.1 million, respectively, and were included in other liabilities in the accompanying condensed consolidated balance sheets. Changes in the ADSC contingent considerations are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

CFC

Upon acquiring certain assets of CFC in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash contingent upon CFC maintaining or exceeding the target member month amount for the first, second, and third measurement period (“CFC contingent considerations”). The first measurement period means the period commencing on the first day of the month immediately following the close of AHMS and ending on the one-year anniversary thereof. The second measurement period is for one year after the first measurement period, and the third measurement period is for one year after the second measurement period. The contingent liability will be paid after achieving the metric in each measurement period. The Company will pay $5.0 million for each metric achieved for each measurement period, or a total of $15.0 million. In the event that the CFC first and/or second contingent consideration metrics are not achieved during the first and/or the second measurement period, if the metric is met within the second and/or third measurement period, there is a catch-up payment that shall be paid concurrently with the payments of the CFC second contingent consideration and/or CFC third contingent consideration. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of September 30, 2024, the first metric was valued at $3.7 million and was included in other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2024, the second and third metrics were valued at $5.4 million in aggregate, and were included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CFC contingent considerations are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

PCCCV

Upon acquiring certain assets of PCCCV in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash, contingent upon PCCCV meeting certain metrics related to financial ratios and member months for the first and second measurement periods (“PCCCV contingent consideration”). The first measurement period is the first day of the month immediately following the close and ending on June 30, 2024. The second measurement period is for one year after the first measurement period. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of September 30, 2024, the value of the contingent consideration was valued at $2.6 million. Changes in the PCCCV contingent considerations are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

20.
Subsequent Events

Closing of Collaborative Health Systems, LLC Securities Purchase

On July 24, 2024, the Company and its affiliated professional entity entered into a definitive agreement to acquire all of the outstanding membership interest relating to Collaborative Health Systems, LLC (“CHS”), Golden Triangle Physician Alliance, and Heritage Physician Networks, for an aggregate purchase price of $37.5 million, subject to customary adjustments, plus earnout payments in an aggregate amount of up to $21.5 million. On October 4, 2024, the Company closed the acquisition of all of the outstanding membership interest in Collaborative Health Systems, LLC and all of the outstanding equity interests in Golden Triangle Physician Alliance and Heritage Physician Networks. The transaction was funded with cash. CHS partners with independent providers in caring for over 129,000 Medicare members across 17 states. CHS provides comprehensive support for its physician partners by providing management services, risk contracting, and population health capabilities, including actionable data and other tools, to deliver care coordination and closure of gaps in care. CHS provides additional services to secure and deliver favorable value-based contracts with commercial and other health plans. The Company is in the process of finalizing its purchase price allocation.

Agreement to Acquire Certain Assets and Businesses of Prospect

On November 8, 2024, the Company and certain direct and indirect subsidiaries party thereto entered into an Asset and Equity Purchase Agreement (the “Purchase Agreement”) with PHP Holdings, LLC (“PHPH”), PHS Holdings, LLC (“PHS”), Prospect Intermediate Holdings, LLC (“PIH” and, together with PHPH and PHS, the “Prospect Equity Sellers”), certain other related entities party thereto (such entities, the “Prospect Asset Sellers” and, together with the Prospect Equity Sellers, the “Sellers”) and Prospect Medical Holdings, Inc. (“Prospect”), as Seller Representative. Under the terms of the Purchase Agreement, subject to satisfaction of customary conditions, the Company will purchase all of the outstanding equity interests of Prospect Health Services RI, Inc. (d/b/a Prospect ACO Rhode Island), Alta Newport Hospital, LLC (d/b/a Foothill Regional Medical Center) (the “Hospital”) and Prospect Health Plan, Inc., and substantially all the assets of certain direct and indirect subsidiaries of PHPH, for an aggregate purchase price of $745.0 million, including $55.0 million that will be held in escrow for purchase price adjustment and indemnity purposes, subject to customary adjustments, plus the assumption of certain identified liabilities of the Sellers (the “Transaction”).

The Sellers provide a range of services through owned and managed medical groups, IPAs, and a Managed Services Organization, which provides administrative support to Sellers’ affiliated medical groups and IPAs. The Sellers also support health plan delegated functions for Medicare Advantage, Medicaid/Medi-Cal, and commercial insurance products, while participating in risk models such as Accountable Care Organizations and Direct Contracting Entities. The Hospital, as a direct subsidiary of PIH, is a fully accredited acute care hospital based in Tustin, California, that offers a variety of services and programs, including general and specialized surgery, orthopedics and spine surgery, rehabilitation, imaging and radiology, intensive care and skilled nursing.

The Purchase Agreement includes customary representations, warranties, indemnification provisions, covenants, conditions and other agreements, including that each party is bound by a non-solicitation covenant and Sellers will abide by certain exclusivity and non-competition covenants. The Purchase Agreement also contains certain customary termination rights, including termination by either party if the conditions to closing the Purchase Agreement have not been met or waived by August 8, 2025, provided, that if certain required regulatory approvals have not been met by such date, then the Sellers may extend such date for up to an additional three months. The obligations of the parties to complete the Transaction are subject to the satisfaction, or waiver, of customary closing conditions, including receipt of applicable regulatory and governmental approvals. It is currently anticipated that the Transaction will close in the middle of 2025. The Company cannot provide any assurance that the Transaction will close in a timely manner, or at all.

To provide additional financial flexibility for the Company, in connection with the execution of the Purchase Agreement, the Company entered into a commitment letter (the “Commitment Letter”), dated as of November 8, 2024, with Truist Bank and JPMorgan Chase Bank, N.A. (together, the “Banks”) and the other affiliates of the Banks party thereto, pursuant to which the Banks committed to provide (i) a 364-day senior secured bridge term loan in an aggregate principal amount of up to $1,095.0 million (the “Bridge Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million. The Company intends to use the proceeds of the Bridge Facility, together with cash on hand, to fund the Transaction, to refinance the Company’s existing credit facilities and to pay for fees, costs and expenses incurred in connection with the foregoing. The funding of the Bridge Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (i) the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter, and (ii) the consummation of the Transaction in accordance with the Purchase Agreement. Amounts funded under the Bridge Facility, if any, will be reduced by the aggregate amount of gross proceeds that the Company elects to raise in a long-term debt and/or equity financing transaction on or prior to the closing of the Transaction as further set forth in the Commitment Letter.

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

Through our risk-bearing organizations with more than 10,000 contracted physicians, we are responsible for coordinating care in value-based care arrangements for approximately 1.0 million patients primarily in California as of September 30, 2024. These covered patients are comprised of managed care members whose health coverage is provided either through their employers, acquired directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care.

Recent Developments

Closing of Collaborative Health Systems, LLC Securities Purchase

On July 24, 2024, the Company and its affiliated professional entity entered into a definitive agreement to acquire all of the outstanding membership interest relating to Collaborative Health Systems, LLC (“CHS”), Golden Triangle Physician Alliance, and Heritage Physician Networks, for an aggregate purchase price of $37.5 million, subject to customary adjustments, plus earnout payments in an aggregate amount of up to $21.5 million. On October 4, 2024, the Company closed the acquisition of all of the outstanding membership interest in Collaborative Health Systems, LLC and all of the outstanding equity interests in Golden Triangle Physician Alliance and Heritage Physician Networks. CHS partners with independent providers in caring for over 129,000 Medicare members across 17 states. CHS provides comprehensive support for its physician partners by providing management services, risk contracting, and population health capabilities, including actionable data and other tools, to deliver care coordination and closure of gaps in care. CHS provides additional services to secure and deliver favorable value-based contracts with commercial and other health plans.

Agreement to Acquire Certain Assets and Businesses of Prospect

On November 8, 2024, the Company and certain direct and indirect subsidiaries party thereto entered into an Asset and Equity Purchase Agreement (the “Purchase Agreement”) with PHP Holdings, LLC (“PHPH”), PHS Holdings, LLC (“PHS”), Prospect Intermediate Holdings, LLC (“PIH” and, together with PHPH and PHS, the “Prospect Equity Sellers”), certain other related entities party thereto (such entities, the “Prospect Asset Sellers” and, together with the Prospect Equity Sellers, the “Sellers”) and Prospect Medical Holdings, Inc. (“Prospect”), as Seller Representative. Under the terms of the Purchase Agreement, subject to satisfaction of customary conditions, the Company will purchase all of the outstanding equity interests of Prospect Health Services RI, Inc. (d/b/a Prospect ACO Rhode Island), Alta Newport Hospital, LLC (d/b/a Foothill Regional Medical Center) (the “Hospital”) and Prospect Health Plan, Inc., and substantially all the assets of certain direct and indirect subsidiaries of PHPH, for an aggregate purchase price of $745.0 million, including $55.0 million that will be held in escrow for purchase price adjustment and indemnity purposes, subject to customary adjustments, plus the assumption of certain identified liabilities of the Sellers (the “Transaction”).

The Sellers provide a range of services through owned and managed medical groups, IPAs, and a Managed Services Organization, which provides administrative support to Sellers’ affiliated medical groups and IPAs. The Sellers also support health plan delegated functions for Medicare Advantage, Medicaid/Medi-Cal, and commercial insurance products, while participating in risk models such as Accountable Care Organizations and Direct Contracting Entities. The Hospital, as a direct subsidiary of PIH, is a fully accredited acute care hospital based in Tustin, California, that offers a variety of services and programs, including general and specialized surgery, orthopedics and spine surgery, rehabilitation, imaging and radiology, intensive care and skilled nursing.

The Purchase Agreement includes customary representations, warranties, indemnification provisions, covenants, conditions and other agreements, including that each party is bound by a non-solicitation covenant and Sellers will abide by certain exclusivity and non-competition covenants. The Purchase Agreement also contains certain customary termination rights, including termination by either party if the conditions to closing the Purchase Agreement have not been met or waived by August 8, 2025, provided, that if certain required regulatory approvals have not been met by such date, then the Sellers may extend such date for up to an additional three months. The obligations of the parties to complete the Transaction are subject to the satisfaction, or waiver, of customary closing conditions, including receipt of applicable regulatory and governmental approvals. It is currently anticipated that the Transaction will close in the middle of 2025. The Company cannot provide any assurance that the Transaction will close in a timely manner, or at all.

To provide additional financial flexibility for the Company, in connection with the execution of the Purchase Agreement, the Company entered into a commitment letter (the “Commitment Letter”), dated as of November 8, 2024, with Truist Bank and JPMorgan Chase Bank, N.A. (together, the “Banks”) and the other affiliates of the Banks party thereto, pursuant to which the Banks committed to provide (i) a 364-day senior secured bridge term loan in an aggregate principal amount of up to $1,095.0 million (the “Bridge Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million. The Company intends to use the proceeds of the Bridge Facility, together with cash on hand, to fund the Transaction, to refinance the Company’s existing credit facilities and to pay for fees, costs and expenses incurred in connection with the foregoing. The funding of the Bridge Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (i) the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter, and (ii) the consummation of the Transaction in accordance with the Purchase Agreement. Amounts funded under the Bridge Facility, if any, will be reduced by the aggregate amount of gross proceeds that the Company elects to raise in a long-term debt and/or equity financing transaction on or prior to the closing of the Transaction as further set forth in the Commitment Letter.

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

Results of Operations

Astrana Health, Inc.

Condensed Consolidated Statements of Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue
Capitation, net	$431,401	$305,678	$125,723	41%
Risk pool settlements and incentives	21,779	15,022	6,757	45%
Management fee income	2,747	9,898	(7,151)	(72)%
Fee-for-services, net	18,692	15,892	2,800	18%
Other revenue	4,091	1,683	2,408	143%

Total revenue	478,710	348,173	130,537	37%

Operating expenses
Cost of services, excluding depreciation and amortization	405,218	275,375	129,843	47%
General and administrative expenses	37,803	29,410	8,393	29%
Depreciation and amortization	7,264	4,305	2,959	69%

Total expenses	450,285	309,090	141,195	46%

Income from operations	28,425	39,083	(10,658)	(27)%

Other income
Income (loss) from equity method investments	1,353	(2,104)	3,457	(164)%
Interest expense	(8,856)	(3,779)	(5,077)	134%
Interest income	3,778	3,281	497	15%
Unrealized loss on investments	(561)	(342)	(219)	64%
Other income	2,673	1,876	797	42%
Total other expense, net	(1,613)	(1,068)	(545)	51%

Income before provision for income taxes	26,812	38,015	(11,203)	(29)%

Provision for income taxes	7,831	10,042	(2,211)	(22)%

Net income	18,981	27,973	(8,992)	(32)%

Net income attributable to non-controlling interest	2,887	5,914	(3,027)	(51)%

Net income attributable to Astrana Health, Inc.	$16,094	$22,059	$(5,965)	(27)%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue
Capitation, net	$1,239,885	$906,430	$333,455	37%
Risk pool settlements and incentives	57,564	48,605	8,959	18%
Management fee income	8,429	32,287	(23,858)	(74)%
Fee-for-services, net	54,588	41,216	13,372	32%
Other revenue	8,865	5,087	3,778	74%

Total revenue	1,369,331	1,033,625	335,706	32%

Operating expenses
Cost of services, excluding depreciation and amortization	1,148,422	857,648	290,774	34%
General and administrative expenses	112,478	74,648	37,830	51%
Depreciation and amortization	19,801	12,846	6,955	54%

Total expenses	1,280,701	945,142	335,559	36%

Income from operations	88,630	88,483	147	0%

Other (expense) income
Income from equity method investments	2,887	3,104	(217)	(7)%
Interest expense	(25,028)	(10,680)	(14,348)	134%
Interest income	11,287	9,617	1,670	17%
Unrealized gain (loss) on investments	415	(5,875)	6,290	(107)%
Other income	4,522	4,265	257	6%
Total other (expense) income, net	(5,917)	431	(6,348)	(1,473)%

Income before provision for income taxes	82,713	88,914	(6,201)	(7)%

Provision for income taxes	25,004	30,971	(5,967)	(19)%

Net income	57,709	57,943	(234)	(0)%

Net income attributable to non-controlling interest	7,609	9,582	(1,973)	(21)%

Net income attributable to Astrana Health, Inc.	$50,100	$48,361	$1,739	4%

Risk-Bearing Organizations and Patients

As of September 30, 2024 and 2023, we managed a total of 18 and 15 independent risk-bearing organizations including both affiliated and non-affiliated, respectively. The total number of patients for whom we managed the delivery of healthcare services was approximately 1.0 million and 0.9 million as of September 30, 2024 and 2023, respectively.

Revenue

Our total revenue for the three months ended September 30, 2024, was $478.7 million, as compared to $348.2 million for the three months ended September 30, 2023, an increase of $130.5 million, or 37%. The increase in revenue was primarily attributable to capitation revenue. Capitation revenue increased by $125.7 million primarily as a result of our recent acquisitions within our Care Partners segment, including the acquisition of CFC IPA assets that closed on January 31, 2024, and Restricted Knox-Keene licensed health plans acquired on March 31, 2024 and May 1, 2023, along with enrollees transitioning to full risk through the Company’s Restricted Knox-Keene plans.

Our total revenue for the nine months ended September 30, 2024, was $1,369.3 million, as compared to $1,033.6 million for the nine months ended September 30, 2023, an increase of $335.7 million, or 32%. The increase in revenue was primarily attributable to capitation revenue. Capitation revenue increased by $333.5 million primarily as a result of our recent acquisitions within our Care Partners segment, including the acquisition of CFC IPA assets that closed on January 31, 2024, and Restricted Knox-Keene licensed health plans acquired on March 31, 2024, along with enrollees transitioning to full risk through the Company’s Restricted Knox-Keene plans.

Cost of Services, Excluding Depreciation and Amortization

Expenses related to cost of services for the three months ended September 30, 2024 were $405.2 million, as compared to $275.4 million for the same period in 2023, an increase of $129.8 million. The increase in cost of service was primarily attributable to our recent acquisitions within our Care Partners segment along with enrollees transitioning to full risk through the Company's Restricted Knox-Keene plans.

Expenses related to cost of services for the nine months ended September 30, 2024 were $1,148.4 million, as compared to $857.6 million for the same period in 2023, an increase of $290.8 million. The increase in cost of service was primarily attributable to our recent acquisitions within our Care Partners segment, along with enrollees transitioning to full risk through the Company’s Restricted Knox-Keene plans.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were $37.8 million, as compared to $29.4 million for the same period in 2023, an increase of $8.4 million. The increase was primarily due to increased general and administrative expenses to support operational growth.

General and administrative expenses for the nine months ended September 30, 2024 were $112.5 million, as compared to $74.6 million for the same period in 2023, an increase of $37.8 million. The increase was primarily due to increased general and administrative expenses to support operational growth.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2024 were $7.3 million, as compared to $4.3 million for the same period in 2023, an increase of $3.0 million. This amount includes depreciation of property and equipment and the amortization of intangible assets. The increase in depreciation and amortization was primarily related to the amortization of our acquired intangibles as a result of our recent business combinations.

Depreciation and amortization expenses for the nine months ended September 30, 2024 were $19.8 million, as compared to $12.8 million for the same period in 2023, an increase of $7.0 million. This amount includes depreciation of property and equipment and the amortization of intangible assets. The increase in depreciation and amortization was primarily related to the amortization of our acquired intangibles as a result of our recent business combinations.

Income (Loss) From Equity Method Investments

Income from equity method investments for the three months ended September 30, 2024 was $1.4 million, as compared to loss from equity method investments of $2.1 million for the same period in 2023, an increase of $3.5 million. The increase was primarily due to APC’s equity method investment in LMA. For the three months ended September 30, 2024 and 2023, APC recognized income of $1.1 million and a loss of $2.2 million, respectively, from this investment.

Income from equity method investments for the nine months ended September 30, 2024 was $2.9 million, as compared to $3.1 million for the same period in 2023, a decrease of $0.2 million. The decrease was primarily due to APC’s equity method investment in LMA. For the nine months ended September 30, 2024 and 2023, APC recognized income from LMA of $2.2 million and $2.6 million, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2024 was $8.9 million, as compared to $3.8 million for the same period in 2023, an increase of $5.1 million. The increase in interest expense was primarily due to greater amounts borrowed on the Amended Credit Facility. As of September 30, 2024, the Company borrowed $432.0 million on the Amended Credit Facility compared to $180.0 million as of September 30, 2023.

Interest expense for the nine months ended September 30, 2024 was $25.0 million, as compared to $10.7 million for the same period in 2023, an increase of $14.3 million. The increase in interest expense was primarily due to greater amounts borrowed on the Amended Credit Facility. As of September 30, 2024, the Company borrowed $432.0 million on the Amended Credit Facility compared to $180.0 million as of September 30, 2023.

Interest Income

Interest income for the three months ended September 30, 2024 was $3.8 million, as compared to $3.3 million for the three months ended September 30, 2023, an increase of $0.5 million. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loan receivables.

Interest income for the nine months ended September 30, 2024 was $11.3 million, as compared to $9.6 million for the nine months ended September 30, 2023, an increase of $1.7 million. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loan receivables.

Unrealized (Loss) Gain on Investments

Unrealized loss for the three months ended September 30, 2024 was $0.6 million, as compared to unrealized loss of $0.3 million for the same period in 2023, a decrease in unrealized gain of $0.2 million. The decrease in unrealized gain on investments was primarily driven by changes in the fair value of equity securities and interest rate collar.

Unrealized gain for the nine months ended September 30, 2024 was $0.4 million, as compared to unrealized loss of $5.9 million for the same period in 2023, an increase in unrealized gain of $6.3 million. The increase in unrealized gain on investments was primarily driven by changes in the fair value of equity securities that were sold in December 2023.

Other Income

Other income for the three months ended September 30, 2024 was $2.7 million, as compared to other income of $1.9 million for the same period in 2023, an increase of $0.8 million.

Other income for the nine months ended September 30, 2024 was $4.5 million, as compared to other income of $4.3 million for the same period in 2023, an increase of $0.3 million.

Provision for Income Taxes

Provision for income taxes was $7.8 million for the three months ended September 30, 2024, as compared to a provision for income taxes of $10.0 million for the same period in 2023, a decrease of $2.2 million. The decrease in provision for income taxes was due to tax restructuring that resulted in a lower tax rate.

Provision for income taxes was $25.0 million for the nine months ended September 30, 2024, as compared to a provision for income taxes of $31.0 million for the same period in 2023, a decrease of $6.0 million. The decrease in provision for income taxes was due to tax restructuring that resulted in a lower tax rate.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests for the three months ended September 30, 2024 was $2.9 million, as compared to net income attributable to non-controlling interests for the three months ended September 30, 2023 of $5.9 million, a decrease in net income attributable to non-controlling interest of $3.0 million. The decrease was primarily driven by a decrease in rental income for the APC Excluded Assets ("Excluded Assets") as a result of the spin-off.

Net income attributable to non-controlling interests for the nine months ended September 30, 2024 was $7.6 million, as compared to net income attributable to non-controlling interests for the nine months ended September 30, 2023 of $9.6 million, a decrease in net income attributable to non-controlling interest of $2.0 million. The decrease was primarily driven by a decrease in unrealized loss resulting from the change in the fair value of equity securities held by Excluded Assets and subsequently sold in December 2023, and a decrease in rental income for the Excluded Assets as a result of the spin-off.

Net Income Attributable to Astrana Health, Inc.

Our net income attributable to Astrana Health, Inc., for the three months ended September 30, 2024 was $16.1 million, as compared to $22.1 million for the same period in 2023, a decrease of $6.0 million.

Our net income attributable to Astrana Health, Inc., for the nine months ended September 30, 2024 was $50.1 million, as compared to $48.4 million for the same period in 2023, an increase of $1.7 million.

Segment Financial Performance

The Company currently has three reportable segments consisting of Care Partners, Care Delivery, and Care Enablement. The Company evaluates the performance of its operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. For more information about our segments, see Note 18 — “Segments” to our condensed consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth our revenue and operating income by segment for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
Segment Revenue	2024	2023	$ Change	% Change
Care Partners	$455,760	$320,885	$134,875	42%
Care Delivery	$34,728	$28,971	$5,757	20%
Care Enablement	$40,930	$36,910	$4,020	11%

	Three Months Ended September 30,
Segment Operating Income (Loss)	2024	2023	$ Change	% Change
Care Partners	$38,786	$40,340	$(1,554)	(4)%
Care Delivery	$(1,357)	$(1,035)	$(322)	31%
Care Enablement	$6,314	$6,448	$(134)	(2)%

	Nine Months Ended September 30,
Segment Revenue	2024	2023	$ Change	% Change
Care Partners	$1,301,355	$957,297	$344,058	36%
Care Delivery	$100,304	$79,831	$20,473	26%
Care Enablement	$110,376	$102,451	$7,925	8%

	Nine Months Ended September 30,
Segment Operating Income (Loss)	2024	2023	$ Change	% Change
Care Partners	$122,305	$90,489	$31,816	35%
Care Delivery	$230	$(1,432)	$1,662	(116)%
Care Enablement	$16,736	$19,829	$(3,093)	(16)%

Care Partners Segment

Revenue for the three months ended September 30, 2024 was $455.8 million, as compared to $320.9 million for the three months ended September 30, 2023, an increase of $134.9 million, or 42%. Operating income for the three months ended September 30, 2024 was $38.8 million, as compared to $40.3 million for the three months ended September 30, 2023, a decrease in operating income of $1.6 million, or 4%. The increase in revenue was primarily a result of our recent acquisitions within our Care Partners segment, including the acquisition of CFC IPA assets that closed on January 31, 2024, and Restricted Knox-Keene licensed health plans acquired on March 31, 2024 and May 1, 2023, along with enrollees transitioning to full risk through the Company’s Restricted Knox-Keene plans. The decrease in operating income was primarily due to a timing difference in when certain incentive dollars were recognized.

Revenue for the nine months ended September 30, 2024 was $1,301.4 million, as compared to $957.3 million for the nine months ended September 30, 2023, an increase of $344.1 million, or 36%. Operating income for the nine months ended September 30, 2024 was $122.3 million, as compared to $90.5 million for the nine months ended September 30, 2023, an increase in operating income of $31.8 million, or 35%. The increase in revenue and operating income was primarily a result of our recent acquisitions within our Care Partners segment, including the acquisition of CFC IPA assets that closed on January 31, 2024, and Restricted Knox-Keene licensed health plans acquired on March 31, 2024 and May 1, 2023, along with enrollees transitioning to full risk through the Company’s Restricted Knox-Keene plans.

Care Delivery Segment

Revenue for the three months ended September 30, 2024 was $34.8 million, as compared to $29.0 million for the three months ended September 30, 2023, an increase of $5.8 million. Operating loss for the three months ended September 30, 2024 was $1.4 million, as compared to a loss of $1.0 million for the three months ended September 30, 2023, an increase in operating loss of $0.3 million. The increase in revenue was primarily driven by increased volume in patient visits at our primary, multi-specialty, and ancillary care delivery entities. The increase in operating loss was due to increase in medical costs incurred as a result of the increase in patient visits.

Revenue for the nine months ended September 30, 2024 was $100.3 million, as compared to $79.8 million for the nine months ended September 30, 2023, an increase of $20.5 million. Operating income for the nine months ended September 30, 2024 was $0.2 million, as compared to a loss of $1.4 million for the nine months ended September 30, 2023, an increase in operating income of $1.7 million. The increase in revenue and operating income was primarily driven by increased volume in patient visits at our primary, multi-specialty, and ancillary care delivery entities.

Care Enablement Segment

Revenue for the three months ended September 30, 2024 was $40.9 million, as compared to $36.9 million for three months ended September 30, 2023, an increase of $4.0 million. Operating income for the three months ended September 30, 2024 was $6.3 million, as compared to operating income of $6.4 million for the three months ended September 30, 2023, a decrease in operating income of $0.1 million. The increase in revenue was primarily due to managing more IPAs and the decrease in operating income was due to more expenses incurred to support the growth in Care Enablement operations.

Revenue for the nine months ended September 30, 2024 was $110.4 million, as compared to $102.5 million for the nine months ended September 30, 2023, an increase of $7.9 million. Operating income for the nine months ended September 30, 2024 was $16.7 million, as compared to operating income of $19.8 million for the nine months ended September 30, 2023, a decrease in operating income of $3.1 million. The increase in revenue was primarily due to managing more IPAs and the decrease in operating income was due to more expenses incurred to support the growth in Care Enablement operations.

2024 Guidance

As we adjust our full-year outlook to incorporate CHS's financial contribution, we are raising our revenue guidance and narrowing our net income attributable to Astrana, Adjusted EBITDA, and EPS guidance for the year ending December 31, 2024.

($ in millions, except per share amounts)	2024 Guidance Range
	Low	High
Total revenue	$1,950	$2,030
Net income attributable to Astrana Health, Inc.	$52	$58
Adjusted EBITDA	$165	$175
EPS – diluted	$1.06	$1.19

See “Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA” and “Use of Non-GAAP Financial Measures” below for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Note about Forward-Looking Statements” for additional information.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	2024 Guidance Range
(in thousands)	Low	High
Net income	$59,340	$66,240
Interest expense	18,750	18,750
Provision for income taxes	26,660	29,760
Depreciation and amortization	27,500	27,500
EBITDA	132,250	142,250

Income from equity method investments	(4,250)	(4,250)
Other, net	5,000	5,000
Stock-based compensation	32,000	32,000
Adjusted EBITDA	$165,000	$175,000

EBITDA

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA, as well as the reconciliation to Adjusted EBITDA margin for the three and nine months ended September 30, 2024 and 2023. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024		2023		2024		2023
Net income	$18,981		$27,973		$57,709		$57,943
Interest expense	8,856		3,779		25,028		10,680
Interest income	(3,778)		(3,281)		(11,287)		(9,617)
Provision for income taxes	7,831		10,042		25,004		30,971
Depreciation and amortization	7,264		4,305		19,801		12,846
EBITDA	39,154		42,818		116,255		102,823

(Income) loss from equity method investments	(1,353)		2,016		(2,887)		(3,160)
Other, net	1,206	(1)	1,723	(2)	2,663	(3)	1,507	(2)
Stock-based compensation	6,163		5,706		19,301		13,364
APC excluded asset costs	—		(289)		—		3,039
Adjusted EBITDA	$45,170		$51,974		$135,332		$117,573

Total revenue	$478,710		$348,173		$1,369,331		$1,033,625

Adjusted EBITDA margin	9%		15%		10%		11%

(1)
Other, net for the three months ended September 30, 2024 relates to non-cash changes related to change in the fair value of our financing obligation to purchase the remaining equity interests in one of our investments, non-cash changes related to change in the fair value of the Company’s Collar Agreement, non-cash gain on debt extinguishment related to one of our promissory note payables, and transaction costs incurred for our investments and tax restructuring fees.

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

(3)
Other, net for the nine months ended September 30, 2024 relates to financial guarantee via a letter of credit that we provided almost three years ago in support of two local provider-led ACOs, non-cash changes related to change in the fair value of our financing obligation to purchase the remaining equity interests in one of our investments, non-cash changes related to change in the fair value of the Company’s Collar Agreement, non-cash gain on debt extinguishment related to one of our promissory note payables, transaction costs incurred for our investments and tax restructuring fees, and reimbursement from a related party of the Company for taxes associated with the Excluded Assets spin-off.

Use of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net income. These measures are not in accordance with, or alternatives to, GAAP, and may be calculated differently from similar non-GAAP financial measures used by other companies. The Company uses Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, and APC excluded assets costs. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

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

Liquidity and Capital Resources

Cash, cash equivalents, and investment in marketable securities at September 30, 2024 totaled $350.3 million as compared to $296.3 million at December 31, 2023. Working capital totaled $284.1 million at September 30, 2024, as compared to $242.8 million at December 31, 2023, an increase of $41.2 million.

We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, and FFS reimbursements. We generally invest cash in money market accounts and certificates of deposit, which are classified as cash and cash equivalents. We also have the Amended Credit Agreement, which provides for a five-year revolving credit facility of $400.0 million and a term loan of up to $300.0 million and expires June 2026 and November 2028, respectively. In addition, we have a current shelf registration statement filed with the SEC under which we may issue common stock, preferred stock, debt securities, and other securities that may be offered in one or more offerings on terms to be determined at the time of the offering. We believe we have sufficient liquidity to fund our operations through at least the next 12 months and the foreseeable future.

Cash Flow Activities

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$63,146	$48,927	$14,219	29%
Net cash used in investing activities	(159,071)	(54,096)	(104,975)	194%
Net cash provided by (used in) financing activities	150,413	(8,572)	158,985	*
Net increase (decrease) in cash and cash equivalents and restricted cash	$54,488	$(13,741)	$68,229	(497)%

* Percentage change of over 500%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2024 was $63.1 million, as compared to cash provided by operating activities of $48.9 million for the nine months ended September 30, 2023. The increase in cash provided by operating activities was primarily driven by adjusted net income and changes in working capital. For the nine months ended September 30, 2024, net income, exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, non-cash lease expense, gain on debt extinguishment, unrealized gains or losses, income from equity method investments, deferred tax and other was $97.2 million compared to $88.9 million for the nine months ended September 30, 2023. Working capital for the nine months ended September 30, 2024, decreased operating cash flow by $34.1 million, compared to a $40.0 million decrease in operating cash flow for the nine months ended September 30, 2023. The change in working capital for the nine months ended September 30, 2024 was mainly driven by an increase from receivables, net, including amounts with related parties, primarily due to timing of our receivables, including risk pool settlements that occur approximately 18 months after the risk pool performance year is completed, a decrease from prepaid expenses and other current assets, a decrease from income taxes payable as a result of timing of income tax payments, and increases from accounts payable and accrued expenses and medical liabilities due to timing of payments.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2024, was $159.1 million, due to payments for business and asset acquisitions, net of cash acquired of $115.5 million, issuances of loans of $26.0 million, purchase of an equity method investment of $6.0 million, purchases of property and equipment of $5.5 million, purchase of a call option issued in conjunction with an equity method investment of $3.9 million, purchase of a privately held investment of $2.5 million, and purchases of marketable securities of $0.1 million. The cash used in investing activities was partially offset by proceeds from repayment of loans of $0.3 million and proceeds from sale of marketable securities of $0.1 million. Cash used in investing activities during the nine months ended September 30, 2023, was $54.1 million, primarily due to purchases of property and equipment of $21.5 million, purchases of marketable securities of $2.1 million, purchase of a privately held investment of $2.0 million, purchase of an equity method investment of $0.3 million, contribution to an equity method investment of $0.7 million, issuance of a loan receivable of $25.0 million, and payments for business and asset acquisitions, net of cash acquired of $4.7 million. The cash used in investing activities was partially offset by proceeds from repayment of a loan receivable of $2.2 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2024, was $150.4 million, primarily due to borrowings on long-term debt totaling $171.9 million, proceeds from ESPP purchases of $0.3 million, proceeds from the exercise of stock options of $0.2 million, and proceeds from the sale of non-controlling interest of $0.2 million. This was partially offset by repayments of debt of $14.8 million, tax payments from net share settlement of restricted stock awards and units of $4.0 million, dividend payments of $2.1 million, repurchase of treasury shares of $0.7 million, and repayment of finance lease obligations of $0.5 million. Cash used in financing activities during the nine months ended September 30, 2023 was $8.6 million, primarily due to the repurchase of treasury stock of $9.7 million, dividend payments of $2.3 million, repayment of debt of $0.5 million, a repayment of finance lease obligations of $0.5 million, and purchase of non-controlling interest of $0.1 million. This was partially offset by borrowings from bank loans totaling $3.1 million and proceeds from the exercise of options of $1.3 million.

Credit Facilities

The Company’s debt balance consisted of the following (in thousands):

September 30, 2024
Term Loan	$285,250
Revolver Loan	146,732
Promissory Note Payable	9,875
Total debt	441,857

Less: Current portion of debt	(15,000)
Less: Unamortized financing costs	(3,738)

Long-term debt	$423,119

The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands) below:

Amount
2024 (excluding the nine months ended September 30, 2024)	$3,750
2025	16,875
2026	169,232
2027	34,250
2028	217,750

Total	$441,857

Amended Credit Agreement

The Amended Credit Agreement provides for a five-year revolving credit facility to the Company of $400.0 million, which includes a letter of credit sub-facility of up to $50.0 million and a swingline loan sub-facility of $25.0 million, which expires on June 16, 2026. On November 3, 2023, the Company entered into the third amendment to the Amended Credit Agreement, which provided a new term loan to the Company in an aggregate amount of up to $300.0 million. This increased the Company’s facility under the Amended Credit Agreement to $700.0 million, including the existing $400.0 million revolver. Refer to Note 9 — “Credit Facility, Promissory Notes Payable, Bank Loans, and Lines of Credit” to our condensed consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

Commitment Letter

To provide additional financial flexibility for the Company, in connection with the execution of the Purchase Agreement, the Company entered into a commitment letter (the “Commitment Letter”), dated as of November 8, 2024, with the Banks and the other affiliates of the Banks party thereto, pursuant to which the Banks committed to provide (i) the Bridge Facility, a 364-day senior secured bridge term loan in an aggregate principal amount of up to $1,095.0 million, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million. The Company intends to use the proceeds of the Bridge Facility, together with cash on hand, to fund the Transaction, to refinance the Company’s existing credit facilities and to pay for fees, costs and expenses incurred in connection with the foregoing. The funding of the Bridge Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (i) the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter, and (ii) the consummation of the Transaction in accordance with the Purchase Agreement. Amounts funded under the Bridge Facility, if any, will be reduced by the aggregate amount of gross proceeds that the Company elects to raise in a long-term debt and/or equity financing transaction on or prior to the closing of the Transaction as further set forth in the Commitment Letter.

Promissory Note Payable

On April 1, 2024, the Company received $8.3 million as a promissory note with a maturity date of March 31, 2027. I Health may accelerate the maturity date if the Company does not exercise the I Health Call Options. On July 1, 2024, an amendment was made to the I Health Promissory Note that, among other things, increased the original principal amount by an additional $1.6 million. As a result, the total amount payable under the I Health Promissory Note is $9.9 million. Refer to Note 9 — “Credit Facility, Promissory Notes Payable, Bank Loans, and Lines of Credit” to our condensed consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements that are, or have been, reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under the Term Loan provided for under our Amended Credit Agreement, as of September 30, 2024, were $285.3 million. The Term Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement), plus a spread from 1.50% to 2.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement), or (b) a base rate, plus a spread of 0.50% to 1.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of September 30, 2024, the Company had borrowed $146.7 million under the Revolver Loan. The Revolver Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement) plus a spread ranging from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement), or (b) a base rate, plus a spread ranging from 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. Borrowings under the Promissory Note Payable with I Health, as of September 30, 2024, was $9.9 million. The promissory note has an interest rate of 4.30% per annum on the principal amount. The Company has entered into a collar agreement for its Revolver Loan to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings would have increased or decreased our interest expense for the three months ended September 30, 2024, by $4.4 million.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial and Operating Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to lawsuits, threatened lawsuits, disputes, and other claims arising in the normal course of business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable, or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position, or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under Note 12 — “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which disclosure is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. The risks disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows, or results of operations, and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report, other than those set forth below. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

The Transaction is subject to conditions, some or all of which may not be satisfied, and the Transaction may not be completed on a timely basis, if at all. Failure to complete the Transaction in a timely manner or at all could have adverse effects on the Company.

There can be no assurance that the proposed Transaction will occur in a timely manner, or at all. The completion of the Transaction is subject to a number of conditions, including, among others, receipt of applicable regulatory and governmental approvals, which make the completion and timing of the completion of the Transaction uncertain. Also, either party may terminate the Purchase Agreement if the Transaction has not been consummated by August 8, 2025 (provided, that if certain required regulatory approvals have not been met by such date, then the Sellers may extend such date for up to an additional three months), except that this right to terminate the Purchase Agreement is not available to any party that has materially breached any provision of the Purchase Agreement, where such breach has resulted in the failure of certain conditions to closing the Purchase Agreement to be satisfied.

If the Transaction is not completed, our ongoing business, financial condition, financial results, and stock price may be materially adversely affected. Without realizing any of the benefits of having completed the Transaction, we will be subject to a number of risks, including the following:

•
the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Transaction will be completed;
•
if the Purchase Agreement is terminated and we seek another acquisition, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms of the Purchase Agreement;
•
time and resources committed by our management to matters relating to the Transaction could otherwise have been devoted to pursuing other beneficial opportunities for the Company;
•
we may experience negative reactions from the financial markets or from our customers, suppliers or employees;
•
we will be required to pay our costs relating to the Transaction, such as legal, accounting, and financial advisory fees, whether or not the Transaction is completed; and
•
litigation related to any failure to complete the Transaction or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Purchase Agreement.

The materialization of any of these risks could adversely impact our ongoing business, financial condition, financial results, and stock price. Similarly, delays in the completion of the Transaction could, among other things, result in additional transaction costs, loss of revenue, or other negative effects associated with uncertainty about completion of the Transaction.

Financing the Transaction will result in an increase in our indebtedness, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.

To provide additional financial flexibility for the Company, in connection with the execution of the Purchase Agreement, the Company entered into the Commitment Letter, pursuant to which the Banks committed to provide (i) the Bridge Facility, a 364-day senior secured bridge term loan in an aggregate principal amount of up to $1,095.0 million, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million. The Company intends to use the proceeds of the Bridge Facility, together with cash on hand, to fund the Transaction, to refinance the Company’s existing credit facilities and to pay for fees, costs and expenses incurred in connection with the foregoing. The funding of the Bridge Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (i) the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter, and (ii) the consummation of the Transaction in accordance with the Purchase Agreement. Amounts funded under the Bridge Facility, if any, will be reduced by the aggregate amount of gross proceeds that the Company elects to raise in a long-term debt and/or equity financing transaction on or prior to the closing of the Transaction as further set forth in the Commitment Letter.

This increase in our indebtedness may, among other things, reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the amount of cash required to pay interest on our increased indebtedness, and thus the demands on our cash resources, will materially increase as a result of the indebtedness to finance the Transaction.

We may not achieve the intended benefits of the Transaction, and the Transaction may disrupt our current plans or operations.

There can be no assurance that, following completion of the Transaction, we will be able to successfully integrate the acquired operations or otherwise realize the expected benefits of the Transaction (including operating and other cost synergies). Difficulties in integrating the acquired operations into the Company may result in the Company performing differently than expected, in operational challenges, or in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected timeframe or at all, in which case the anticipated benefits of the Transaction may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or the Sellers’ key employees, disruption of our or the Sellers’ ongoing business or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. The integration of the acquired operations may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; and potential unknown liabilities, unforeseen expenses relating to integration, or delays associated with the Transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2022, Astrana’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $50.0 million of its shares of common stock on the open market and through privately negotiated transactions. This share repurchase plan does not have an expiration date. The Board may suspend or discontinue the repurchase plan at any time. This repurchase plan does not obligate the Company to make additional repurchases at any specific time or in any specific situation. During the three months ended September 30, 2024, no shares were repurchased under the Company’s share repurchase plan. As of September 30, 2024, $40.5 million remained available for repurchase under the repurchase plan.

The following table provides information about purchases made by the Company of shares of the Company’s common stock during the three months ended September 30, 2024.

					(in thousands)
Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	2,038		$46.77	—	$40,461
August 1, 2024 to August 31, 2024	15,956	(2)	$49.77	—	$40,461
September 1, 2024 to September 30, 2024	4,208		$54.32	—	$40,461
Total	22,202		$50.36	—	$40,461

(1)
Shares were repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock awards and units held by certain employees, except as otherwise disclosed in these footnotes. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.
(2)
Includes 14,409 shares of common stock repurchased from a member of the Board of Directors on August 16, 2024.

During the three months ended September 30, 2024, the Company issued 157,059 shares of common stock, as the AAMG contingent consideration for the 2023 metric was met. See in Note 19 – “Fair Value Measurements of Financial Instruments” to our condensed consolidated financial statements under Item 1 in this Form 10-Q for additional information. The issuance of these shares was deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by the Company not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are either incorporated by reference into or filed or furnished with this Quarterly Report on Form 10-Q, as indicated below.

Exhibit No.	Description

2.1†

Agreement and Plan of Merger, dated December 21, 2016, among Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), Apollo Acquisition Corp., and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017, that is a part of a Registration Statement on Form S-4)

2.2

Amendment to the Agreement and Plan of Merger, dated March 30, 2017, among Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), Apollo Acquisition Corp., and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4)

2.3

Amendment No. 2 to the Agreement and Plan of Merger, dated October 17, 2017, among Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4)

2.4†

Stock Purchase Agreement, dated March 15, 2019, by and between Allied Physicians of California, APC-LSMA Designated Shareholder Medical Corporation, and Dr. Kevin Tyson (incorporated herein by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019)

2.5†

Stock Purchase Agreement, dated as of December 31, 2019, among Bright Health Company of California, Inc., the sellers party thereto, Universal Care, Inc., the seller representatives set forth therein, and Bright Health, Inc. (solely for purposes of Section 13.22 thereto) (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 6, 2020)

2.6†

Asset and Equity Purchase Agreement, dated November 8, 2024, by and among Astrana Health, Inc., PHP Holdings, LLC, PHS Holdings, LLC, Prospect Intermediate Holdings, LLC, each of the entities set forth on Schedule C of the agreement, and Prospect Medical Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 2024)

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

10.1†

Securities Purchase Agreement, dated July 24, 2024, by and among Astrana Health, Inc., ApolloCare Partners of Texas 2, Universal American Corp., Heritage Health Systems of Texas, Inc., Heritage Health Systems, Inc., and, solely with respect to certain sections of the agreement, Centene Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2024)

10.2

Amendment No. 2 to Stock Purchase Agreement, dated as of June 25, 2024, by and among Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), I Health, Inc., Ronald Brandt and Allison Brandt (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024)

10.3+*	Form of Restricted Stock Agreement (2024 Non-Employee Director Award) (2024 Equity Incentive Plan)

10.4

Commitment Letter, dated as of November 8, 2024, by and among Astrana Health, Inc. and Truist Bank and JPMorgan Chase Bank, N.A. (together, the “Banks”) and the other affiliates of the Banks party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+†*	Stock Repurchase Agreement, dated August 14, 2024, by and between Astrana Health, Inc. and David G. Schmidt

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan, contract or arrangement.

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

ASTRANA HEALTH, INC.

November 12, 2024	By:	/s/ Brandon K. Sim
Brandon K. Sim, M.S. Chief Executive Officer and President (Principal Executive Officer)

November 12, 2024	By:	/s/ Chandan Basho
Chandan Basho, M.B.A. Chief Financial and Operating Officer (Principal Financial Officer)