Form 10-K
period 2024-12-31
Astrana Health, Inc.
filed 2025-03-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant, as of June 28, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion (based on the closing price for shares of the registrant’s common stock as reported by the Nasdaq Stock Market on June 28, 2024).

As of March 6, 2025, there were 56,252,503 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding, which includes 6,132,802 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Astrana Health, Inc. These shares are legally issued and outstanding but treated as treasury shares for accounting purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 annual meeting of the stockholders of the registrant are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2024.

Astrana Health, Inc.

Form 10-K

Fiscal Year Ended December 31, 2024

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

AAMG	All-American Medical Group
ACO REACH	ACO Realizing Equity, Access, and Community Health
AHMC	AHMC Healthcare Inc.
AHMS	Advanced Health Management Systems, L.P.
AHM	Astrana Health Management, Inc. (f/k/a Network Medical Management Inc.)
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
Astrana	Astrana Health Inc. (f/k/a Apollo Medical Holdings, Inc.)
Astrana Medical	Astrana Health Medical Corporation (f/k/a AP-AMH Medical Corporation)
Astrana Care Partners Medical	Astrana Care Partners Medical Corporation (f/k/a AP - AMH 2 Medical Corporation)
CAIPA MSO	CAIPA MSO, LLC
CFC	Community Family Care Medical Group IPA, Inc.
CHS	Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks
CMS	Centers for Medicare & Medicaid Services
DMHC	California Department of Managed Health Care
DMG	Diagnostic Medical Group of Southern California
HSMSO	Health Source MSO Inc., a California corporation
IPA	Independent Practice Association
LMA	LaSalle Medical Associates
PCCCV	Primary Community Care of Central Valley, Inc.
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
Sun Labs	Sun Clinical Labs
VIE	Variable Interest Entity
VOMG	Valley Oaks Medical Group

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” and similar words are references to Astrana Health, Inc., a Delaware corporation (“Astrana”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our results of operations and financial performance. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and with our prior filings with the Securities and Exchange Commission (the “SEC”).

This Form 10-K includes market data and certain other statistical information and estimates based on reports and other publications from industry analysts, market research firms, and other independent sources, as well as management's own good faith estimates and analyses. Astrana believes these third-party reports to be reputable, but has not independently verified the underlying data sources, methodologies, or assumptions. The reports and other publications referenced are generally available to the public and were not commissioned by Astrana. Information based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information.

The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Report, including statements describing the Company’s participation in the ACO Realizing Equity, Access, and Community Health Model (“ACO REACH Model”) and in the Medicare Shared Savings Program (“MSSP”).

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, or other financial items, such as our projected capitation from CMS, our forward-looking guidance and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, or acquisitions, including statements regarding our pending acquisition of certain businesses and assets of Prospect Medical Holdings, Inc. (“Prospect”), which may not be completed in a timely manner, or at all, and the debt financing for the acquisition, and our ability to achieve the expected benefits of such acquisition; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; any statements regarding the outlook of the ACO REACH Model, the MSSP or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; any statements regarding potential changes to our tax structure; any statements regarding future economic conditions or performance; any statements relating to the potential impact of cybersecurity breaches or disruptions to our management information systems or widespread outages, interruptions, or other failures of operational, communication, and other systems; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology.

Forward-looking statements involve risks and uncertainties, many of which are difficult to predict, are outside of our control, and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, including the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A below. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change. Significant risks and uncertainties could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Any forward-looking statement made by the Company in this Form 10-K speaks only as of the date it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

PART I

Item 1. Business

Overview

Astrana is a leading provider-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, Astrana operates an integrated healthcare delivery platform that enables providers to successfully participate in value-based care arrangements, thus empowering them to deliver accessible, high-quality care to patients in a cost-effective manner. We, together with our affiliated physician groups and consolidated entities, provide coordinated outcomes-based medical care serving patients in California, Nevada, Texas, Maryland, Connecticut, Georgia, and Hawaii, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid, and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. Our physician network consists of primary care physicians, specialist physicians, physician and specialist extenders, and hospitalists. Astrana’s common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”) and trades under the symbol “ASTH.”

Led by a leadership team with several decades of experience, we have built a company and culture focused on physicians providing high-quality medical care, population health management, and care coordination for patients. Through our integrated health network, of more than 10,000 contracted physicians, we are responsible for coordinating value-based care for approximately 1.1 million patients as of December 31, 2024. As a result, we believe we are well-positioned to take advantage of the shift in the U.S. healthcare industry toward providing value-based and results-oriented healthcare with a focus on patient satisfaction, high-quality care, and cost efficiency. We implement and operate different innovative healthcare models, primarily including the following three reportable segments:

•
Care Partners;
•
Care Delivery; and
•
Care Enablement.

Care Partners

The Company's Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners aligned on a shared vision for coordinated care delivery. Astrana meets providers where they are and enables independent providers to remain independent while succeeding in value-based care. Astrana acts as a “single payer” for our network of providers, enabling value-based care arrangements, including hospital shared-risk contracts. By leveraging our unique Care Enablement platform and ability to recruit, empower, and incentivize physicians to manage total cost of care effectively, we are able to organize partnered providers into successful multi-payer risk-bearing organizations that take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare fee for service (“FFS”), Medicare Advantage, Medicaid, Commercial, and Exchange. Through our network of risk-bearing organizations (“RBOs”) that encompass independent practice associations (“IPAs”), accountable care organizations (“ACOs”), and state-specific entities such as Restricted Knox-Keene licensed health plans in California, our healthcare delivery entities are tasked with the coordination and provision of high-quality care to patients within Astrana’s ecosystem. This helps provide a seamless continuity of care among patients in different age groups, stages of life, and life circumstances.

An IPA is an association of independent physicians, or other organization that contracts with independent physicians. IPAs provide services to HMOs, which are medical insurance groups that provide health services generally for a fixed annual fee, on a negotiated per capita rate, flat retainer fee, or negotiated FFS basis. Our affiliated IPAs comprise a network of independent primary care physicians and specialists who collectively care for patients. Our IPAs contract with various HMOs and other licensed healthcare service plans - such as Restricted Knox-Keene licensed health plans, as defined in the California Knox-Keene Health Care Service Plan Act of 1975, as amended (the “Knox-Keene Act”), to provide physician services to their enrollees, typically under capitated arrangements. Each HMO negotiates a fixed amount per member per month (“PMPM”) that is to be paid to our IPAs. In return, the IPAs arrange for the delivery of healthcare services by contracting with physicians or professional medical corporations for primary care and specialty care services. Our IPAs assume the financial risk of the cost of delivering healthcare services in excess of the fixed amounts received. Some of the risk is transferred to the contracted physicians or professional corporations. The risk is subject to stop-loss provisions in contracts with HMOs. With our Restricted Knox-Keene licensed health plans in California, we can assume full financial responsibility, including both professional and institutional risk, for the medical costs of our members under the plans, which allows our Care Partners to manage a full spectrum of care.

An Accountable Care Organization, or ACO participates in one or more payment and delivery models sponsored by the Centers for Medicare & Medicaid Services (“CMS”) that provide high-quality and affordable care to Medicare Fee-For-Service patients. The CMS programs allow provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the respective program’s attribution-based risk-sharing model. For the year ended December 31, 2024, the Company’s ACOs participated in the ACO REACH Model and the Medicare Shared Savings Program (“MSSP”).

Care Delivery

The Company's Care Delivery segment is a patient-centric, data-driven Care Delivery organization focused on delivering high-quality and accessible care to all patients that sees approximately 800,000 patients annually. As medical care has been increasingly delivered in clinic settings, many integrated health networks also operate healthcare facilities primarily focused on the diagnosis and/or care of outpatients, including those with chronic conditions such as heart disease and diabetes to cover the primary healthcare needs of local communities. Our Care Delivery organization spans over 60 locations across three states and includes:

•
Primary care clinics, including post-acute care services;
•
Specialty care clinics and inpatient services, including cardiac care, endocrinology, and ophthalmology, as well as hospitalist and intensivist services; and
•
Ancillary service providers, such as urgent care centers, outpatient imaging centers, ambulatory surgery centers, and full-service labs.

We evaluate our Care Partners networks based on specialty and geographic location, and then strategically build or acquire practices and provider groups to address any gaps. This ensures that patients have access to high-quality care. Our ability to establish Care Delivery clinics tailored to specific markets enables us to scale effectively as we enter into new markets.

Care Enablement

The Company’s Care Enablement segment represents a comprehensive platform that integrates clinical, operational, financial, and administrative information, all powered by our proprietary technology suite and underpinned by more than 35 years of real-world data. This platform enhances the delivery of high-quality, value-based care to our patients and helps lead to superior clinical and financial outcomes. Our Care Enablement tools are leveraged across our Care Partners and Care Delivery lines of business as well as third-party providers outside of our Astrana ecosystem. Our Care Enablement segment provides solutions to payers and providers, including independent physicians, provider and medical groups, and ACOs. The Company’s platform meets providers and payers wherever they are on the spectrum of total cost of care, offering solutions for FFS entities to providers open to taking upside and downside risks on professional and institutional spending, and across all patient types, including Medicare, Medicaid, Commercial, and Exchange-insured patients. By leveraging our Care Enablement platform, we believe that providers and payers can improve their ability to deliver high-quality care to their patients and achieve better patient outcomes.

Population health management (“PHM”) is a central trend within healthcare delivery, which includes the aggregation of patient data across multiple health information technology resources, the analysis of that data into a single, actionable patient record, and the actions through which care providers can improve both clinical and financial outcomes. PHM seeks to improve health outcomes by monitoring and identifying individual patients, aggregating data, and providing a comprehensive clinical picture of each patient. Providers can use that data to track and hopefully improve clinical outcomes while lowering costs. A successful PHM platform requires a robust care and risk management infrastructure, a cohesive delivery system, and a well-managed partnership network.

Our Care Enablement segment includes management service organizations (“MSOs”) that provide non-medical services, under management service agreements (“MSAs”). Under these arrangements, the MSOs have authority over various non-medical decisions related to ongoing business operations. These services include but are not limited to:

•
Physician recruiting;
•
Physician and health plan contracting;
•
Care management, including utilization management, medical management, and quality management;
•
Provider relations;
•
Member services, including annual wellness evaluations;
•
Claims processing;
•
Pre-negotiating contracts with specialists, labs, imaging centers, nursing homes, and other vendors; and
•
Revenue cycle management.

Integrated Health Network

An integrated health network that is able to pool a large number of patients, such as the Company and its affiliated physician groups, is positioned to take advantage of industry trends, meet patient and government demands, and benefit from cost advantages resulting from their scale of operation and integrated approach of care delivery. In addition, an integrated health network with years of managed care experience can leverage their expertise and sizeable medical data to identify specific treatment strategies and interventions, improve the quality of medical care, and lower costs. Many integrated health networks, including the Company and its affiliated physician groups, have also established physician performance metrics that allow them to monitor quality and service outcomes achieved by participating physicians in order to reward efficient, high-quality care delivered to members and initiate improvement efforts for physicians whose performance can be enhanced.

Through our RBOs with over 10,000 contracted healthcare providers, which have agreements with various health plans, hospitals, and other HMOs, we are responsible for coordinating the care of approximately 1.1 million patients, as of December 31, 2024. These patients are comprised of managed care members whose health coverage is provided through their employers, or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) primary care clinics, (iii) multi-specialty care clinics and medical groups, and (iv) ancillary service providers.

Human Capital

As of December 31, 2024, Astrana, its subsidiaries, and consolidated VIEs had approximately 1,900 employees. None of our employees are members of a labor union, and we have not experienced any work stoppage.

We are committed to supporting the professional development of our employees, providing competitive compensation and benefits and a safe and inclusive workplace that enables employees to achieve their full potential. We measure employee engagement on an ongoing basis to create a more innovative, productive, and profitable company. Results from engagement surveys are used to implement programs and processes designed to support employee retention and satisfaction. The Company believes a workplace that promotes fairness and opportunity fosters innovation and cultivates an environment filled with unique perspectives and growth. Respect for human rights is fundamental to the Company’s business and its commitment to ethical business conduct.

Our dedication to employee growth is reflected in the various learning and development programs offered at Astrana. We organize leadership programs, including a bi-annual summit, the Becoming Leaders program, quarterly training for supervisors and managers, individual coaching, and ad hoc training sessions, to support our employees’ professional advancement. Our professional development reimbursement program empowers employees to attend classes, and seminars and obtain certifications, enhancing their skill sets and opening up new opportunities for advancement within the Company.

We actively promote and support employees seeking to make a positive impact on their communities and charitable causes by donating time, talents, and resources. In 2024, Astrana contributed to a number of charitable organizations, including the Los Angeles Regional Foodbank, The Trevor Project, Doctors Without Borders, the Ngozi Educational Foundation, and Eisner Health. In response to the recent California wildfires in 2025, Astrana organized collections of supplies to contribute to the LA Dream Center to benefit individuals who were displaced, and Astrana employees additionally volunteered at the Los Angeles Mission to sort through donations.

Organization

We operate through our wholly owned subsidiaries and their consolidated entities, including consolidated VIEs. Our wholly owned subsidiaries are MSOs and ACOs. Our MSOs operate within our Care Enablement segment and are in the business of providing management services. Our ACOs operate within our Care Partners segment and participate in CMS programs. Our consolidated IPAs operate within our Care Partners segment, and the clinics and ancillary service providers operate within our Care Delivery segment. Our IPAs, clinics, and ancillary service businesses are consolidated by the Company as VIEs. We consolidate a VIE if we have both power and benefits—that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) we have the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

Some states have laws that prohibit business entities with non-physician owners, such as Astrana and its subsidiaries, from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions by physicians. These laws are generally referred to as the corporate practice of medicine laws. States with corporate practice of medicine laws permit only physicians to practice medicine, exercise control over medical decisions, or engage in certain arrangements, such as fee-splitting, with physicians.

Due to these laws, we operate by maintaining long-term MSAs with our affiliated IPAs and medical groups, each of which is owned and operated by physicians only, and employs or contracts with additional physicians to provide medical services. Astrana Health Management, Inc. (“AHM”), a wholly owned subsidiary of the Company, has entered into MSAs with several affiliated IPAs, including Allied Physicians of California IPA, a Professional Medical Corporation, d.b.a. Allied Pacific of California IPA (“APC”). APC contracts with various HMOs or licensed healthcare service plans, each of which pays a fixed payment (“capitation”). In return, APC arranges for the delivery of healthcare services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering healthcare services in excess of the fixed amounts received. The risk is subject to stop-loss provisions in contracts with HMOs. Some risk is transferred to the contracted physicians or professional corporations. The physicians in the IPA are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. In accordance with relevant accounting guidance, APC is a VIE of AHM, as AHM is its primary beneficiary with the ability, through majority representation on the APC Joint Planning Board and otherwise, to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance. Therefore, APC and its wholly owned subsidiaries and VIEs are consolidated in the accompanying financial statements.

Due to laws prohibiting a California professional corporation with more than one shareholder, such as Astrana and APC, from being a shareholder in another California professional corporation, the Company cannot directly own shares in other professional corporations. However, an exception to this regulation permits a professional corporation with only one shareholder to own shares in another professional corporation. In reliance on this exception, the Company will designate certain key personnel as a nominee shareholder of the professional corporation which holds controlling and non-controlling ownership interests in several medical corporations. Via a Physician Shareholder Agreement with the nominee shareholder, the Company has the ability to designate another person to be the equity holder of each professional corporation. In addition, these entities are managed by our wholly owned MSOs via MSAs. Under the MSAs, we provide and perform non-medical management and administrative services. In accordance with relevant accounting guidance, the professional corporations and their consolidated medical corporations are consolidated by the Company in the accompanying financial statements.

See Note 18—“Variable Interest Entities (VIEs)” to our consolidated financial statements for information on our entities that qualify as consolidated VIEs.

Investments

We invested in several entities in the healthcare industry. Our equity method investments range from 25%-51% equity interest in entities that operate similarly to our Care Partners, Care Delivery and Care Enablement segments. These investments are accounted for under the equity method as the Company has the ability to exercise significant influence, but not control over operations.

APC holds a 2.8% membership interest in MediPortal LLC, a New York limited liability company, and AHM holds a 10% interest in AchievaMed, Inc., a California corporation.

The Company entered into a Simple Agreement for Future Equity (“SAFE”) with Third Way Health, Inc. (“Third Way Health”) and Seen Health, Inc. (“Seen Health”). Based on certain triggering events defined in each SAFE agreement, the Company has rights to Third Way Health and Seen Health shares. The number of shares to be acquired will be calculated when the triggering event occurs. As of December 31, 2024 , the related investment balance for Third Way Health SAFE and Seen Health SAFE was $6.0 million and $2.0 million, respectively.

Agreement to Acquire Certain Assets and Businesses of Prospect

On November 8, 2024, the Company and certain direct and indirect subsidiaries party thereto entered into an Asset and Equity Purchase Agreement (the “Purchase Agreement”) with PHP Holdings, LLC (“PHPH”), PHS Holdings, LLC (“PHS”), Prospect Intermediate Holdings, LLC (“PIH” and, together with PHPH and PHS, the “Prospect Equity Sellers”), certain other related entities party thereto (such entities, the “Prospect Asset Sellers” and, together with the Prospect Equity Sellers, the “Sellers”) and Prospect Medical Holdings, Inc. (“Prospect”), as Seller Representative. Under the terms of the Purchase Agreement, subject to the satisfaction of customary conditions, the Company agreed to purchase all of the outstanding equity interests of Prospect Health Services RI, Inc. (d/b/a Prospect ACO Rhode Island), Alta Newport Hospital, LLC (d/b/a Foothill Regional Medical Center) (the “Hospital”) and Prospect Health Plan, Inc., and substantially all the assets of certain direct and indirect subsidiaries of PHPH, for an aggregate purchase price of $745.0 million, subject to customary adjustments, plus the assumption of certain identified liabilities of the Sellers (the “Transaction”). The Purchase Agreement includes customary representations, warranties, indemnification provisions, covenants, conditions and other agreements, including that each party is bound by a non-solicitation covenant and Sellers will abide by certain exclusivity and non-competition covenants. The Purchase Agreement also contains certain customary termination rights, including termination by either party if the conditions to closing the Purchase Agreement have not been met or waived by August 8, 2025, provided, that if certain required regulatory approvals have not been met by such date, then the Sellers may extend such date for up to an additional three months. The obligations of the parties to complete the Transaction are subject to the satisfaction, or waiver, of customary closing conditions, including receipt of applicable regulatory and governmental approvals. On January 11, 2025, Prospect filed for bankruptcy under Chapter 11 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the Northern District of Texas. Certain businesses and assets of Prospect being acquired by the Company are subject to approval by the Bankruptcy Court and the timing of the proposed acquisition could be impacted by the bankruptcy filing and the Bankruptcy Court’s approval of relevant aspects thereof. It is currently anticipated that the Transaction will close in the middle of 2025. The Company cannot provide any assurance that the Transaction will close in a timely manner, or at all.

Prospect is an integrated care delivery system that facilitates and coordinates the delivery of high-quality clinical care for all. With a network of around 3,000 primary care providers and 10,000 specialists across Southern California, Texas, Arizona, and Rhode Island, Prospect enables providers to deliver payer-agnostic, patient-centered care to approximately 610,000 members across Medicare Advantage, Medicaid, and Commercial lines of business. This strategic transaction will significantly expand the Company's provider network and should enhance its ability to offer increased access, quality, and value for its members.

On February 26, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement” and the credit facility thereunder, the “Second Amended and Restated Credit Facility”) with Truist Bank, in its capacities as administrative agent for the lenders, issuing bank, swingline lender and a lender, and the banks and other financial institutions from time to time party thereto, to, among other things, amend and restate the Amended Credit Agreement (as defined below). The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility to the Company of $250.0 million and (c) a five-year delayed draw term loan credit facility to the Company of $745.0 million. The term loan A and revolving credit facilities are intended to be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, pay transactions costs and expenses arising in connection with the Second Amended and Restated Credit Agreement, and provide for working capital needs and other general corporate purposes, and, in addition to the foregoing, the revolving credit facility will also be used to finance certain future permitted acquisitions and permitted investments and capital expenditures. The delayed draw term loan facility will be used to finance the Transaction.

Our Industry

Industry Overview

U.S. healthcare spending has increased steadily over the past two decades. CMS estimates that total U.S. healthcare expenditures are expected to grow at an average annual rate of 5.6% from 2023 to 2032, and will reach $7.7 trillion by 2032. Health spending is projected to grow 1.3% faster than the U.S. gross domestic product per year on average over 2023–2032, and as a result, the healthcare share of gross domestic product is expected to grow from 17.3% in 2022 to 19.7% in 2032. Medicare spending increased by 8.1% to $1,029.8 billion, and Medicaid spending increased by 7.9% to $871.7 billion in 2023, which accounted for 21% and 18% of total health expenditures, respectively. Private health insurance spending increased by 11.5% to $1.5 trillion in 2023, accounting for 30% of total health expenditures. Medicare spending is expected to have the fastest growth (7.5% per year for 2023–2032) primarily due to the projected enrollment growth.

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

Many health plans recognize both the opportunity for growth from adding members, as well as the potential risks and costs associated with managing additional members. In California, many health plans subcontract a significant portion of the responsibility for managing patient care to an integrated health network such as Astrana and our affiliated physician groups. These integrated healthcare systems offer a comprehensive medical delivery system, sophisticated care management know-how, and infrastructure to more efficiently provide for the healthcare needs of the population enrolled with that health plan. While reimbursement models for these arrangements vary around the U.S., health plans often prospectively pay the integrated healthcare system a fixed capitation payment, which is frequently based on a percentage of the amount received by the health plan. In the aggregate, capitation payments to integrated healthcare systems represent a prospective budget from which the system manages the care-related expenses on behalf of the population enrolled with that system. To the extent that these systems manage such expenses under the capitated levels, the system realizes an operating profit. On the other hand, if the expenses exceed projected levels, the system will realize an operating deficit. Since premiums paid represent a substantial amount per person, there is a significant revenue opportunity for an integrated health network that is able to effectively manage healthcare costs for the capitated arrangements entered into by its affiliated physician groups.

Industry Trends and Demand Drivers

We believe that the healthcare industry is undergoing a significant transformation, and the demand for our offerings is driven by the confluence of a number of fundamental healthcare industry trends, including:

Shift to Value-Based and Results-Oriented Models. According to the 2023 National Health Expenditure Historical Data prepared by CMS, healthcare spending in the U.S. increased by 7.5% to $4.9 trillion in 2023, representing 17.6% of the U.S. Gross Domestic Product. CMS projects healthcare spending in the U.S. to increase at an average rate of 5.6% for 2023-2032 and to reach approximately $7.7 trillion by 2032. To address this expected significant rise in healthcare costs, the U.S. healthcare market is seeking more efficient and effective methods of delivering care. The FFS reimbursement model has arguably played a major role in increasing the level and growth rate of healthcare spending. In response, the public and private sectors are shifting away from the FFS reimbursement model toward value-based, capitated payment models designed to incentivize value and quality at an individual patient level. The number of Americans covered by capitated payment programs continues to increase, which drives more coordinated and outcomes-based patient care.

Increasingly Patient-Centered. More patients are becoming actively involved and taking an informed role in how their healthcare is delivered, resulting in the healthcare marketplace becoming increasingly patient-centered, and thus requiring providers to deliver team-based, coordinated, and accessible care to stay competitive.

Added Complexity. In the healthcare space, more sophisticated technology has been employed, new diagnostics and treatments have been introduced, research and development have expanded, and regulations have multiplied. This expanding complexity drives a growing and continuous need for integrated care delivery systems.

Integration of Healthcare Information. Across the healthcare landscape, a significant amount of data is created daily, driven by patient care, payment systems, regulatory compliance, and record keeping. As the amount of healthcare data continues to grow; it becomes increasingly important to connect disparate data and apply insights in a targeted manner in order to better achieve the goals of higher quality and more efficient care.

Our Revenue Streams

Our revenue reflected in the accompanying consolidated financial statements includes revenue generated by our subsidiaries and consolidated entities. Our revenue streams are diversified among our various operations and multi-year renewable contractual arrangements as follows:

•
Capitation revenue;
•
Risk pool settlements and incentives;
•
Management fee income; and
•
FFS revenue.

Capitation Revenue

Our capitation revenue consists primarily of capitated fees for medical services we provide under capitated arrangements made directly with various managed care providers, including HMOs. Under the capitated model, an HMO pays the IPA a capitation payment and assigns it the responsibility for providing physician services required by patients. The IPA physicians are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. Capitation revenue for our Restricted Knox-Keene licensed health plan consists of “global” capitation arrangements whereby the Restricted Knox-Keene licensed health plan accepts financial risk for hospital and other institutional services in addition to professional medical services (whereas IPA capitation contracts are typically limited to accepting financial risk for professional medical services). Most HMO agreements have an initial term of two years, renewing automatically for successive one-year terms. The HMO agreements generally allow either party to terminate the HMO agreements without cause, typically with a four to six months advance notice and provide for a termination for cause by the HMO at any time.

Capitation revenue is typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of healthcare services, whereby the service providers are generally liable for excess medical costs. The actual amount paid is determined by the range of services provided, the number of patients enrolled, and the period of time during which the services are provided. Capitation rates are generally based on local costs and average utilization of services. Because Medicare pays capitation using a “Risk Adjustment” model, which compensates managed care providers based on the health status (acuity) of each individual enrollee, managed care providers with higher acuity enrollees receive more, and those with lower acuity enrollees receive less, capitation that can be allocated to service providers. Under the Risk Adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled.

PMPM-managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable, as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract term. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees, and risk shares.

Through our ACOs, we participate in the Global Risk track with Total Care Capitation (“TCC”) in the ACO REACH Model sponsored by CMS. Under the ACO REACH Model, we recruit a group of Participant and Preferred (in-network) Providers. Based on the Participant Providers that join our ACO, CMS grants us a pool of Traditional Medicare patients (beneficiaries) to manage (the “Aligned Beneficiaries”). Our Aligned Beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. Under TCC, CMS estimates an average of in-network monthly expenditures for our ACOs’ Aligned Beneficiaries and pays that projected amount to us in monthly installments. We are then responsible for paying our in-network providers for all Medicare-covered services provided to our Aligned Beneficiaries by those providers. In addition, we bear risk on all Medicare expenditures (both in-network and out-of-network), excluding drug expenditures covered by Medicare Part D, based on a budgetary benchmark established with CMS. Claims from out-of-network providers are processed and paid by CMS. Our shared savings or losses in managing our beneficiaries are generally determined annually after reconciliation with CMS. Pursuant to our risk-share agreement with CMS, we are eligible to receive the surplus (shared savings) or are liable for the deficit (shared losses) according to the budgetary benchmark established by CMS based on our efficiency, or lack thereof, in managing the expenditures associated with our Aligned Beneficiaries. Using the most recent data from CMS, the Company estimates the potential savings or deficit for the performance year. We also recognize the budgetary benchmark established by CMS, net of any ACO REACH program discounts and adjustments, as revenue. The risk track we elect with CMS determines our maximum shared savings or losses. Under the Global Risk track, we are responsible for 100% of shared savings or losses up to 25% of the total budgetary benchmark established by CMS, with adjusted risk corridors taking effect for any proportion of shared savings / losses exceeding 25% of the benchmark—for savings/losses of 25–35% of the benchmark, we assume 50% risk responsibility, for savings/losses 35%–50% of the benchmark we assume 25% of the risk responsibility, and for savings/losses exceeding 50% of the benchmark, we assume only 10% of the risk responsibility. We recognize revenue related to the ACO Reach Model within capitation revenue in our consolidated statements of income because of the similar shared characteristics to our other capitation revenue. Revenue is recorded on a gross basis and is comprised of capitated fees for medical services provided, for which the Company is assigned the responsibility and management of.

Risk Pool Settlements and Incentives

Our affiliated IPAs may enter into hospital shared-risk capitation arrangements with certain health plans and local hospitals, where the hospital is responsible for providing, arranging, and paying for institutional risk. The IPA is responsible for providing, arranging, and paying for professional risk. Under a hospital shared-risk pool-sharing agreement, we generally receive a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. In contrast, deficits, if any, are not payable until and unless (and only to the extent) risk-sharing surpluses are generated. At the termination of the hospital shared-risk pool-sharing agreement, any accumulated deficit will be extinguished. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology, and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The receivables related to these risk pool arrangements incorporate estimates of the affiliated hospitals’ claims costs, including IBNR claims which include actuarial methods based on utilization of healthcare services, historical payment patterns, cost trends, seasonality, changes in membership, and other factors.

Under capitation arrangements with certain HMOs, our affiliated IPAs may participate in one or more health plan shared-risk arrangements relating to providing institutional services to enrollees (health plan shared-risk arrangements). They thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Health plan shared-risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where we are responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore, the health plan retains the institutional risk. Health plan shared-risk deficits, if any, are not payable until and unless (and only to the extent of any) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished. The Company has limited insight from the health plans on the amount and timing of the health plan shared-risk payments. These amounts are considered to be fully constrained and only recorded when such payments can be reasonably estimated and to the extent that it is probable that a significant reversal will not occur once such settlement occurs.

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

Through our ACOs, we participated in the MSSP for Performance Year 2024. The MSSP has multiple risk tracks, and Astrana currently participates in the ENHANCED risk track. Under the MSSP Model, Astrana recruits a group of Participant and Preferred (in-network) Providers. Based on the Participant Providers that join our ACO, CMS grants the Company a pool of Traditional Medicare patients (beneficiaries) to manage (the “MSSP Aligned Beneficiaries”). The Company’s MSSP Aligned Beneficiaries will receive services from physicians and other medical service providers, both in-network and out-of-network. CMS continues to pay participants and preferred providers on an FFS basis for Medicare-covered services provided to MSSP Aligned Beneficiaries. The Company continues to bear risk on all Medicare expenditures (both in-network and out-of-network), excluding drug expenditures covered by Medicare Part D, based on a budgetary benchmark established with CMS. Astrana’s shared savings or losses in managing the Company’s beneficiaries are generally determined annually after reconciliation with CMS. Pursuant to Astrana’s risk-share agreement with CMS, the Company is eligible to receive the surplus (“shared savings”) or is liable for the deficit (“shared losses”) according to the budgetary benchmark established by CMS based on Astrana’s efficiency, or lack thereof, in managing the expenditures associated with the Company’s MSSP Aligned Beneficiaries. The Company estimates the shared service revenue by analyzing the activities during the relevant time period in contemplation of the agreed-upon benchmarks, metrics, performance criteria, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded and is constrained until the shared service revenue can be reasonably estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Due to its similar shared characteristics, we recognize MSSP revenue within risk pool settlements and incentives revenue in our consolidated statements of income and recognize these revenues on a net basis.

Management Fee Income

Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative, and other non-medical services we provide to IPAs, ACOs, hospitals, and other healthcare providers. Our MSOs enter into management service agreements with terms generally ranging from one to ten years, although they may be terminated earlier under the terms of the applicable contracts. Management fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue, or fee collections, amounts fixed on a monthly, quarterly, or annual basis, or assessed cost recovery based on the specific or allocated expenditures related to the managed entities. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits, or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections.

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

Our Key Payers

A limited number of payers represent a significant portion of our net revenue. For the years ended December 31, 2024, 2023 and 2022, four payers accounted for an aggregate of 66.2%, 61.7%, and 59.0% of our total net revenue, respectively.

Our Strengths and Advantages

The following are some of the material opportunities that we believe exist for our company:

Combination of Clinical, Administrative and Technology Capabilities

We believe our key strength lies in our combined clinical, administrative, and technology capabilities. While many companies separately provide clinical, MSO, or technology support services, to our knowledge, very few organizations like ours currently provide all three types of services to approximately 1.1 million patients as of December 31, 2024.

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

Strong Leadership Team

Our leadership team has, collectively, several decades of experience managing physician practices, RBOs, health plans, hospitals, and health systems, a deep understanding of the healthcare marketplace and emerging trends, and a vision for the future of healthcare delivery led by physician-driven healthcare networks.

A Robust Physician Network

As of December 31, 2024, our physician network consisted of over 10,000 contracted physicians, including primary care physicians, specialist physicians, and hospitalists, through our affiliated physician groups and ACOs.

Cultural Affinities with Patients

In addition to delivering premium healthcare, we believe in the importance of providing services sensitive to local communities' needs, including their cultural affinities. This value is shared by physicians within our affiliated IPAs and medical groups, and promotes patient comfort in communicating with care providers.

Long-Standing Relationships with Partners

We have developed long-standing relationships with multiple health plans, hospitals, IPAs, and other medical groups that have helped to generate recurring contractual revenue for us.

Comprehensive and Effective Healthcare Management Programs

We offer comprehensive and effective healthcare management programs to patients. We have developed expertise in population health management, care coordination, and proper medical coding, resulting in improved Risk Adjustment Factor (“RAF”) scores, higher payments from health plans, and improved quality metrics in both inpatient and outpatient settings, and thus, patient satisfaction and CMS scores. Using our own proprietary risk assessment scoring tool, we have also developed our protocol for identifying high-risk patients.

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

IPAs

Our affiliated IPAs compete with other IPAs, medical groups, and hospitals, many of which have greater finances, personnel, and other resources. In the greater Los Angeles area, such competitors include Regal Medical Group and Lakeside Medical Group, which are part of Heritage Provider Network (“Heritage”), as well as Optum, a subsidiary of UnitedHealth Group.

ACOs

Our ACOs compete with other sophisticated provider groups creating, administrating, and managing ACOs, many of which have greater financial, personnel, and other resources available to them. Major competitors of our ACOs include Privia Health and Aledade.

Outpatient Clinics

Our outpatient clinics compete with large ambulatory surgery centers and/or diagnostic centers such as RadNet and Envision Healthcare, many of which have greater financial, personnel, and other resources, as well as smaller clinics with ties to local communities. Optum (f/k/a HealthCare Partners) also has its own urgent care centers, clinics, and diagnostic centers.

MSOs

Our MSOs compete with other MSOs in providing management, administrative, and other support services. One of such competitors includes Conifer Health Solutions.

Regulatory Matters

As a healthcare company, our operations and relationships with healthcare providers, such as hospitals, other healthcare facilities, and healthcare professionals, are subject to extensive and increasing regulation by numerous federal, state, and local government agencies, including the Office of Inspector General, the Department of Justice, CMS, and various state authorities. These laws and regulations are often interpreted broadly and enforced aggressively. Imposing liabilities associated with violating any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition, or results of operations. We cannot guarantee that our practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit our expansion, or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, or results of operations. Below are brief descriptions of some, but not all, of such laws and regulations that affect our business operations. There are many other laws and regulations that impact us; for instance, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and greenhouse gas emissions reduction claims. Non-compliance with these new laws may result in the imposition of substantial fines or penalties.

Corporate Practice of Medicine

Our consolidated financial statements include our subsidiaries and VIEs. Some states have laws that prohibit business entities with non-physician owners, such as Astrana and its subsidiaries, from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions by physicians. These laws are generally referred to as corporate practice of medicine laws. States that have corporate practice of medicine laws permit only physicians to practice medicine, exercise control over medical decisions, or engage in certain arrangements, such as fee-splitting, with physicians. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be punished (including limitation or loss of license) for aiding and abetting a lay entity in the unlawful practice of medicine.

California, Nevada and Texas are corporate practice of medicine states, and we operate by maintaining long-term MSAs with our affiliated IPAs and medical groups, each of which is owned and operated by physicians only and employs or contracts with additional physicians to provide medical services. Under such MSAs, our wholly owned MSOs are contracted to provide non-medical management and administrative services, such as financial and risk management, as well as information systems, marketing, and administrative support to the IPAs and medical groups. The MSAs typically have an initial term of one to thirty years and are generally not terminable by our affiliated IPAs and medical groups except in cases of bankruptcy, gross negligence, fraud, or other illegal acts by the contracting MSO.

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

Under these arrangements, our MSOs perform only non-medical functions, do not represent to offer medical services, and do not exercise influence or control over the practice of medicine by physicians. The Medical Board of California, as well as other states’ regulatory bodies, has taken the position that MSAs that confer too much control over a physician practice to MSOs may violate the prohibition against corporate practice of medicine. Recent case law in Texas indicates that courts there will still enforce corporate practice of medicine restrictions against MSOs and other non-physician entities to protect physician’s professional prerogatives. Some of the relevant laws, regulations, and agency interpretations in California and other states that have corporate practice prohibitions have been subject to limited judicial and regulatory interpretation. Moreover, state laws and regulatory interpretations are subject to change. Other parties, including our affiliated physicians, may assert that, despite these arrangements, Astrana and its subsidiaries are engaged in the prohibited corporate practice of medicine or that such arrangements constitute unlawful fee-splitting between physicians and non-physicians. If this occurred, we could be subject to civil or criminal penalties, our MSAs could be found legally invalid and unenforceable in whole or in part, and we could be required to restructure arrangements with our affiliated IPAs and medical groups. If we were required to change our operating structures due to determination that a corporate practice of medicine violation existed, such a restructuring might require revising our MSOs’ management fees.

False Claims Acts

The False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim for payment approved. Private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the federal government and may share in the proceeds of a successful suit. The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. By way of illustration, these prosecutions may be based upon alleged coding errors, billing for services not rendered, billing services at a higher payment rate than appropriate, and billing for care that is not considered medically necessary. The federal government has also pursued False Claims Act investigations against providers who retain Medicare overpayments for more than 60 days after the overpayment was identified. New regulations promulgated in 2024 provided additional detail regarding the investigation and identification of an overpayment. The federal government and several courts have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute or the Stark Law, can also be considered a violation of the False Claims Act based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement.

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

A number of states, including the states in which we operate, have enacted laws that are similar to the federal False Claims Act. Under Section 6031 of the Deficit Reduction Act of 2005 (“DRA”), as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. As a result, several states have adopted, and more states are expected to enact laws similar to the federal False Claims Act, along with an expected corresponding increase in state false claims enforcement efforts. In addition, Section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors, and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes.

Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act of 1972 that prohibits as a felony offense the knowing and willful offer, payment, solicitation, or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid, or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid, or other federal healthcare programs, or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing, or ordering of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. The Patient Protection and Affordable Care Act (“ACA”) amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The Office of Inspector General (“OIG”), which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation, which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines, civil fines, and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid, or other federal healthcare programs. In addition, pursuant to the changes of the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

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

Some states, including the states in which we operate, have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payer source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state. For example, California has adopted the Physician Ownership and Referral Act of 1993 (“PORA”). PORA makes it unlawful for physicians, surgeons, and other licensed professionals to refer a person for certain healthcare services if they have a financial interest with the person or entity that receives the referral. While PORA also provides certain exemptions from this prohibition, failure to fit within an exemption in violation of PORA can lead to a misdemeanor offense that may subject a physician to civil penalties and disciplinary action by the Medical Board of California.

For example, Section 445 of the California Health and Safety Code provides that “no person, firm, partnership, association or corporation, or agent or employee thereof, shall for profit refer or recommend a person to a physician, hospital, health-related facility, or dispensary for any form of medical care or treatment of any ailment or physical condition. The imposition of a fee or charge of any such referral or recommendation creates a presumption that the referral or recommendation is for profit.” A violation of Section 445 is a misdemeanor and may subject the offender to imprisonment and/or monetary fines. Further, the California Attorney General may enjoin a violation of Section 445. Section 650 of the California Business and Professions Code contains prohibitions against self-referral and kickbacks. Business & Professions Code Section 650 makes it unlawful for a “licensee,” including a physician, to pay or receive any compensation or inducement for referring patients, clients, or customers to any person or entity, irrespective of any membership or proprietary interest in or with the person or entity receiving the referral. Violation of the statute is a public offense punishable by imprisonment and/or monetary fines. Section 650 further provides that it is not unlawful for a physician to refer a patient to a healthcare facility solely because the physician has a proprietary interest or co-ownership in a healthcare facility, provided that (1) the physician’s return on investment for that proprietary interest or co-ownership is based upon the amount of capital investment or proportional ownership of the physician; and (2) the ownership interest is not based on the number or value of any patients referred. A violation of Section 650 is a misdemeanor and may subject the offender to imprisonment and/or monetary fines.

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

Antitrust Laws

The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors, and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission and the U.S. Department of Justice. A review or action by regulatory authorities or the courts that is negative in nature as to the relationship between us and the physician groups or IPAs that we manage or contract with could force us to terminate those contractual relationships. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

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

Because the Stark Law and implementation regulations continue to evolve and are detailed and complex, while we attempt to structure our relationships to meet an exception to the Stark Law, there can be no assurance that the arrangements entered into by us with affiliated physicians and facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. The penalties for violating the Stark Law can include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, and civil penalties for each violation, double damages, and possible exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may face substantial fines for each applicable arrangement or scheme.

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

Some states, including the states in which we operate, have enacted statutes and regulations against self-referral arrangements similar to the federal Stark Law, but which may be applicable to the referral of patients regardless of their payer source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state. For example, California has adopted PORA, which makes it unlawful for physicians, surgeons, and other licensed professionals to refer a person for certain healthcare services if they have a financial interest with the person or entity that receives the referral. While PORA also provides certain exemptions from this prohibition, failure to fit within an exemption in violation of PORA can lead to a misdemeanor offense that may subject a physician to civil penalties and disciplinary action by the Medical Board of California.

An adverse determination under these state laws and/or the federal Stark Law could subject us to different liabilities, including criminal penalties, civil monetary penalties, and exclusion from participation in Medicare, Medicaid, or other healthcare programs, any of which could have a material adverse effect on our business, financial condition, or results of operations.

With regards to both the Stark Law and Anti-Kickback Statute, there is significant uncertainty regarding how the US Supreme Court’s holding in Loper Bright (as defined below) (which ended so-called “Chevron deference” to agencies regarding their interpretation of federal statutes) will affect agency rules and sub-regulatory guidance as they apply to federal and state investigations related to healthcare fraud.

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

In January 2025, the Office of Civil Rights published a proposed rule that would substantially rewrite the HIPAA Security Rule, including significant tightening of rules and updating the application of rules for new technologies.

If we fail to comply with HIPAA or similar state laws, we could incur substantial civil, monetary, or criminal penalties. We expect increased federal and state privacy and security enforcement efforts.

Knox-Keene Act and State Insurance Laws

The Knox-Keene Act is the California law that regulates managed care plans. Neither our MSOs nor their managed medical groups and IPAs hold a Knox-Keene license. Some of the medical groups and IPAs that have entered into MSAs with our MSOs have historically contracted with health plans and other payers to receive capitation payments and assumed the financial responsibility for professional services. In many of these cases, the health plans or other payers separately enter into contracts with hospitals that receive payments and assume some type of contractual financial responsibility for their institutional services. In some instances, our affiliated medical groups and IPAs have been paid by their contracting payers or hospitals for the financial outcome of managing the care costs associated with both the professional and institutional services received by patients, and have recognized a percentage of the surplus of institutional revenues less institutional expense as the medical groups’ and IPAs’ net revenues; and, under certain circumstances, may be responsible for a percentage of any shortfall in the event that institutional expenses exceed institutional revenues. While our MSOs and their managed medical groups and IPAs are not contractually obligated to pay claims to hospitals or other institutions under these arrangements, if it is determined that our MSOs or the medical groups and IPAs have been inappropriately taking financial risk for institutional and professional services without a Knox-Keene license or regulatory exemption as a result of their hospital and physician arrangements, we may be required to obtain a restricted Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, financial condition, or results of operations.

In addition, some states require ACOs to be registered or otherwise comply with state insurance laws. Our ACOs are not registered with any state insurance agency. If it is determined that we have been inappropriately operating an ACO without state registration or licensure, we may be required to obtain such registration or licensure to resolve such violations, and we could be subject to liability, which could have a material adverse effect on our business, financial condition, or results of operations.

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

Other Federal and State Healthcare Laws

We are also subject to other federal and state healthcare laws that could have a material adverse effect on our business, financial condition, or results of operations. The Health Care Fraud Statute prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payer plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment, or both. The Health Care False Statement Statute prohibits, in any matter involving a federal healthcare program, anyone from knowingly and willfully falsifying, concealing, or covering up, by any trick, scheme, or device, a material fact, or making any materially false, fictitious, or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment, or both. Under the Civil Monetary Penalties Law of the Social Security Act, a person (including an organization) is prohibited from knowingly presenting or causing to be presented to any United States officer, employee, agent, department, or any state agency a claim for payment for medical or other items or services where the person knows or should know (a) the items or services were not provided as described in the coding of the claim, (b) the claim is a false or fraudulent claim, (c) the claim is for a service furnished by an unlicensed physician, (d) the claim is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program, or (e) the items or services are medically unnecessary items or services. Violations of the law may result in substantial penalties, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit medically necessary services provided to Medicare or Medicaid program beneficiaries. Further, except as permitted under the Civil Monetary Penalties Law, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services may be liable for civil money penalties for each wrongful act.

In addition to the state laws previously described, we may also be subject to other state fraud and abuse statutes and regulations as we expand our operations beyond California, including into Connecticut, Georgia, Maryland, Hawaii, Nevada and Texas. Many states have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope and interpretations of these laws vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach all healthcare services, not just those covered under a governmental healthcare program. Determining liability under any of these laws could result in fines, penalties, and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Licensure, Certification, Accreditation, and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state, and local licensing laws and regulations relating to, among other things, professional credentialing and professional ethics. Clinical professionals are also subject to state and federal regulations regarding prescribing medication and controlled substances. Our affiliated physicians and hospitalists must satisfy and maintain their individual professional licensing in each state where they practice medicine, including California, and many states require that nurse practitioners and physician assistants work in collaboration with or under the supervision of a physician. Each state defines the scope of practice of clinical professionals through legislation and through the respective Boards of Medicine and Nursing. Activities that qualify as professional misconduct under state law may subject our clinical personnel to sanctions or to even lose their license and could potentially subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline—that is, if a physician is disciplined for having committed professional misconduct in one state where they are licensed, another state where they are also licensed may impose the same discipline even though the conduct occurred in another state. Since we and our affiliated medical groups perform services at hospitals and other healthcare facilities, we may indirectly be subject to laws, ethical guidelines, and operating standards of professional trade associations and private accreditation commissions (such as the American Medical Association and The Joint Commission) applicable to those entities. Penalties for non-compliance with these laws and standards include loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs. In addition, our affiliated facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. Our ability to operate profitably will depend, in part, upon our ability, and the ability of our affiliated physicians and facilities, to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable healthcare and other laws and regulations that evolve rapidly. We provide home health, hospice, and palliative care, which require compliance with additional regulatory requirements. Reimbursement for palliative care and house call services is generally conditioned on clinical professionals providing the correct procedure and diagnosis codes and properly documenting both the service and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. We must also comply with laws relating to hospice care eligibility, development, and maintenance of care plans, and coordination with nursing homes or assisted living facilities where patients live.

Professional Liability and Other Insurance Coverage

Our business has an inherent and significant risk of claims of medical malpractice against us and our affiliated physicians. We and our affiliated physician groups pay premiums for third-party professional liability insurance that provides indemnification on a claims-made basis for losses incurred related to medical malpractice litigation in order to carry out our operations. Our physicians are required to carry first-dollar coverage with limits of liability equal to not less than $1.0 million for claims based on occurrence up to an aggregate of $3.0 million per year. Our IPAs purchase stop-loss insurance, which will reimburse them for claims from service providers on a per-enrollee basis. The specific retention amount per enrollee per policy period is $45,000 to $0.3 million for professional coverage. We also maintain workers’ compensation, director and officer, and other third-party insurance coverage subject to deductibles and other restrictions that we believe are in accordance with industry standards. While we believe that our insurance coverage is adequate based upon claims experience and the nature and risks of our business, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of pending or future claims asserted against us or our affiliated physician groups in the future where the outcomes of such claims are unfavorable. The ultimate resolution of pending and future claims in excess of our insurance coverage may have a material adverse effect on our business, financial position, results of operations, or cash flows.

Available Information

We maintain a website at www.astranahealth.com and make available there, free of charge, our periodic reports and current reports filed with the SEC, and any amendments to such reports, as soon as is reasonably practicable after filing or furnishing such reports with the SEC. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the SEC. Any reference to our website in this Annual Report on Form 10-K is intended to be an inactive textual reference only. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Although the risks are organized by headings and each risk is discussed separately, many are interrelated. Disclosures of risks should not be interpreted to imply that the risks have not already materialized, and the risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These include, among others, the following key risks:

•
We are subject to a variety of risks relating to the proposed Transaction, including a material increase in our indebtedness in order to finance the Transaction.
•
We may need to raise additional capital to grow, which might not be available.
•
We could be negatively impacted by uncertain or adverse economic conditions and/or public health crises.
•
Potential changes in laws, accounting principles, and regulations related to VIEs could impact our consolidation of total revenues derived from our affiliated physician groups.
•
The arrangements we have with our VIEs are not as secure as direct ownership of such entities.
•
We currently derive a substantial portion of our revenues in California and are vulnerable to changes in that state.
•
Our business strategy involves acquisitions and strategic partnerships, which can be costly, risky, and complex.
•
The Company’s complex legal structure may cause tax authorities to question our tax filing status. The Company can be adversely impacted if a tax authority does not agree with our position.
•
We may encounter difficulties in managing our growth, and the nature of our business and rapid changes in the healthcare industry make it difficult to reliably predict future growth and operating results.
•
We could experience significant losses under capitation contracts if our expenses exceed revenues.

•
If our agreements with affiliated physician groups are deemed invalid or are terminated under applicable law, our results of operations and financial condition will be materially impaired.
•
Our revenues and operations are dependent on a limited number of key payers.
•
We may be impacted by a shift in payer mix, including eligibility changes to government and private insurance programs.
•
Many of our agreements with hospitals and medical groups have limited durations, may be terminated without cause by them, and prohibit us from acquiring physicians or patients from or competing with them.
•
The healthcare industry is intensely regulated at the federal, state, and local levels, and government authorities may determine that we fail to comply with applicable laws or regulations and take action against us. In addition, changes to federal, state, and local healthcare law, including the ACA and/or the adoption of a primarily publicly funded healthcare system, may negatively impact our business.
•
We are also subject to laws and regulations not specifically targeting the healthcare industry, compliance with which could require significant expenditures, and failing to comply with such laws could result in sanctions and penalties.
•
The success of our emphasis on the ACO REACH Model, or any CMS or Centers for Medicare & Medicaid Services Innovation Center (“CMMI”) sponsored model, is not guaranteed, due to political risks, uncertainties of administration, program economics, the requirement of the Company to maintain significant capital reserves, and the possibility that the ACO REACH Program will not be expanded beyond 2025. We are also subject to similar risks related to our participation in MSSP.
•
Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business and the failure to comply with such laws could subject us to penalties and restructuring.
•
We may be materially impacted by breaches or compromises of our information security systems and are subject to additional risks related to technology and data privacy, including our use of artificial intelligence.
•
Controls imposed by Medicare, Medicaid, and private payers designed to reduce inpatient services and associated costs may reduce our revenues.
•
If our affiliated physician groups or risk bearing entities are not able to satisfy applicable state regulations related to financial solvency and operational performance, they could become subject to sanctions, and their ability to do business in the states in which they are operating could be limited or terminated.
•
We may face lawsuits not covered by insurance and related expenses may be material.
•
Risks related to ownership of our common stock.

Risks Relating to the Proposed Transaction.

The Transaction is subject to conditions, some or all of which may not be satisfied, and the Transaction may not be completed on a timely basis, if at all. Failure to complete the Transaction in a timely manner or at all could have adverse effects on the Company.

There can be no assurance that the proposed Transaction will occur in a timely manner, or at all. The completion of the Transaction is subject to a number of conditions, including, among others, receipt of applicable regulatory and governmental approvals, which make the completion and timing of the completion of the Transaction uncertain. Also, either party may terminate the Purchase Agreement if the Transaction has not been consummated by August 8, 2025 (provided, that if certain required regulatory approvals have not been met by such date, then the Sellers may extend such date for up to an additional three months), except that this right to terminate the Purchase Agreement is not available to any party that has materially breached any provision of the Purchase Agreement, where such breach has resulted in the failure of certain conditions to closing the Purchase Agreement to be satisfied. In addition, on January 11, 2025, Prospect Medical Holdings, Inc. filed for bankruptcy under Chapter 11 of the United States Code in the U.S. Bankruptcy Court for the Northern District of Texas. Certain businesses and assets of Prospect being acquired by the Company are subject to approval by the Bankruptcy Court and the timing of the proposed acquisition could be impacted by the bankruptcy filing and the Bankruptcy Court’s approval of relevant aspects thereof. The Company cannot provide any assurance that the Transaction will close in a timely manner, or at all.

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
•
we may experience negative reactions from the financial markets or our customers, suppliers or employees;
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

To provide additional financial flexibility for the Company, in connection with the execution of the Purchase Agreement, the Company entered into the Second Amended and Restated Credit Agreement with Truist Bank, which, among other things, provides for a five-year delayed draw term loan credit facility of $745.0 million, which will be used to finance the Transaction.

This increase in our indebtedness may, among other things, reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the amount of cash required to pay interest on our increased indebtedness, and thus the demands on our cash resources, will materially increase as a result of the indebtedness to finance the Transaction. The Second Amended and Restated Credit Agreement contains various events of default (including failure to comply with the covenants under agreement), and, upon an event of default, the lenders could declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit or require us to seek amendments that would provide for terms more favorable to our lenders, which we may have to accept under the circumstances. The lenders could also foreclose on the secured collateral under the Second Amended and Restated Credit Agreement.

We may not achieve the intended benefits of the Transaction, and the Transaction could disrupt or have a material adverse effect on our current plans, business or results of operations.

There can be no assurance that, following completion of the Transaction, we will be able to successfully integrate the acquired operations or otherwise realize the expected benefits of the Transaction (including operating and other cost synergies). Difficulties in integrating the acquired operations into the Company may result in the Company performing differently than expected, in operational challenges, or in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected timeframe or at all, in which case the anticipated benefits of the Transaction may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or the Sellers’ key employees, disruption of our or the Sellers’ ongoing business or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. The integration of the acquired operations may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; potential negative perceptions of the Transaction by customers, financial markets, or investors; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; and potential unknown liabilities, unforeseen expenses relating to integration, or delays associated with the Transaction. In addition, we could become exposed to legal claims, governmental investigations, or regulatory actions for the activities of the Sellers before the completion of the Transaction. These lawsuits, claims, audits, or investigations, regardless of their merit or outcome, could adversely affect our financial condition, reputation, and ability to expand our business in the future. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We are acquiring a hospital as part of the Transaction, which is a new business for us and could subject us to additional risks and challenges. Our failure to effectively manage such related risks and challenges could adversely affect our business, operating results, and financial condition.

As part of the Transaction, we will be acquire a fully accredited acute care hospital based in Tustin, California, that offers various services and programs, including general and specialized surgery, orthopedics and spine surgery, rehabilitation, imaging and radiology, intensive care and skilled nursing. We have no experience owning or operating a hospital and, as a result, may encounter significant operational challenges, including clinical risks, labor shortages, complex reimbursement environments, regulatory compliance relating to hospitals, and competition with other hospitals in the same geographic area. We will also be subject to additional risks related to the hospital, including ensuring the business complies with all applicable laws and regulations and retains necessary certifications. In addition, we may be unable to integrate these new operations with our existing businesses successfully. These risks and challenges could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Risks Relating to Our General Business and Operations.

In 2019, the Company, Astrana Medical, and APC consummated a series of interrelated transactions that may expose the Company and its subsidiaries and VIEs to additional risks, including the inability to repay a significant loan in connection with such transactions.

On September 11, 2019, the Company, Astrana Medical, and APC concurrently consummated a series of interrelated transactions (collectively, the “APC Transactions”), which included a $545.0 million ten-year secured loan made by the Company to Astrana Medical, which Astrana Medical used to purchase 1,000,000 shares of Series A Preferred Stock of APC. The Company obtained the funds to make the loan to Astrana Medical (i) by entering into a credit agreement with Truist Bank, in its capacity as administrative agent for various lenders, and the lenders from time to time party thereto, for a $290.0 million senior secured credit facility (the “Credit Agreement” and the credit facility thereunder, the “Credit Facility”), and then immediately drawing down $250.0 million in cash, and (ii) by selling $300.0 million of shares of the Company’s common stock to APC, the purchase price of which was offset against $300.0 million of Astrana Medical’s purchase price for its APC Series A Preferred Stock. AHM guaranteed the obligations of the Company under the Credit Facility. Both the Company and AHM have granted the lenders a security interest in all of their assets, including, without limitation, in all stock and other equity issued by their subsidiaries (including the shares of AHM) and all rights with respect to the loan to Astrana Medical. The Credit Agreement was subsequently amended and restated on June 16, 2021 (as amended, the “Amended Credit Agreement”) and, in February 2025, the Company entered into the Second Amended and Restated Credit Agreement, which, among other things, provides for (a) a five-year revolving credit facility to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility to the Company of $250.0 million and (c) a five-year delayed draw term loan credit facility to the Company of $745.0 million.

The APC Transactions may expose the Company, its subsidiaries and its VIEs to additional risks, including without limitation, the following: Astrana Medical may never be able to repay the loan from the Company; even if Astrana Medical does not, or cannot repay the loan, the Company will be obligated to pay principal and interest on the Second Amended and Restated Credit Facility; the lenders under the Second Amended and Restated Credit Facility have been granted a first priority perfected security interest over all of the assets of the Company and its subsidiaries, and such lenders have the right to foreclose on those assets if the Company defaults on its obligations under the Second Amended and Restated Credit Facility; a disconnect could arise between APC achieving net income, declaring and paying dividends to Astrana Medical, and Astrana Medical making its required payments to the Company, which disconnect could materially negatively impact the Company’s financial results and its ability to make its required payments under the Second Amended and Restated Credit Facility; APC may be prohibited from paying, or may otherwise be unable to pay, the dividends on its Series A Preferred Stock, including under the California Corporations Code; regulators could determine that the current, post-APC Transactions consolidated structure amounts to the Company violating California’s corporate practice of medicine doctrine; and the Company may be deemed an investment company, which could impose burdensome compliance requirements on the Company and restrict its future activities.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.

In the future, we may require additional capital to grow our business and may have to raise additional funds by selling equity, issuing debt, borrowing funds, refinancing our existing debt, or selling assets or subsidiaries. We may not be able to obtain additional debt or equity financing on favorable terms, in a timely manner, or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios, or restrict our ability to pay dividends or make acquisitions. In addition, the covenants in our Second Amended and Restated Credit Agreement may limit our ability to obtain additional debt or issue additional equity securities, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. In addition, our ability to obtain additional capital may be adversely impacted by factors beyond our control, such as the market demand for our securities, the state of financial markets generally, and other relevant factors, including potential worsening global economic conditions resulting from high inflation and interest rates, ongoing supply chain disruptions and shortages, labor shortages and geopolitical conditions, and any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, including those that arise from any economic downturn or recession. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things, develop and enhance our patient services; continue to expand our organization; hire, train, and retain employees; respond to competitive pressures or unanticipated working capital requirements; or pursue acquisition opportunities.

The Company has a complex legal structure, and tax regulatory authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs or non-realization of expected benefits.

The Company has a complex legal structure, and a tax authority may disagree with tax positions that we have taken. For example, the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our legal structure. A tax authority may take the position that material income tax liabilities, interest, and penalties are payable by us, in which case, we could elect to contest such an assessment. Contesting such an assessment may be lengthy and costly. If we were unsuccessful in disputing the assessment, the implications could be materially adverse to us and affect our anticipated effective tax rate or operating income. We could be required to pay substantial penalties and interest where applicable. The Company is currently under examination by the Internal Revenue Service for our 2019-2022 tax returns.

Our net operating loss carryforwards and certain other tax attributes will be subject to limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, its net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if a cumulative change in the corporation’s equity ownership by certain stockholders exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes to offset our tax liabilities, which could have a material adverse effect on our cash flows and results of operations.

Uncertain or adverse economic conditions could adversely impact us.

The U.S. and global economy, as well as our business and results of operations, may be negatively impacted by a variety of factors, including inflation, high interest rates, supply chain, and labor disruptions, tariffs and other trade barriers or restrictions, decreased consumer spending, unemployment rates, banking instability, political instability or social unrest, reduced federal and state government spending on healthcare programs, geopolitical events and uncertainty, such as the Ukraine-Russia conflict and Israel-Hamas war, any downgrades in the U.S. government’s sovereign credit rating, public health crises, and an economic downturn or recession. A downturn in economic conditions could have a material adverse effect on our results of operations, financial condition, business prospects, and stock price. Historically, government budget limitations have resulted in reduced spending. Given that Medicaid is a significant component of state budgets, an economic downturn would put continued cost containment pressures on Medicaid outlays for healthcare services, including in California and other states where we operate. The existing federal deficit and continued deficit spending by the federal government could lead to reduced government expenditures, including for government-funded programs in which we participate, such as Medicare. An economic downturn and sustained unemployment may also impact the number of enrollees in managed care programs and the profitability of managed care companies, which could result in reduced reimbursement rates. Although we attempt to stay informed, any sustained failure to identify and respond to these trends could have a material adverse effect on our results of operations, financial condition, business, and prospects.

We may be required to take write-downs or write-offs, restructuring, and impairment, or other charges that could have a significant negative effect on our financial condition, results of operations, and stock price.

The Company may be forced to write-down or write-off assets in the future, restructure its operations, or incur impairment or other charges that could result in losses. Even though these charges may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. and may make our future financing difficult to obtain on favorable terms or at all.

From time to time, our intangible assets are subject to impairment testing. Under current accounting standards, our goodwill, including acquired goodwill, is tested for impairment annually and may be subject to impairment losses as circumstances change (e.g., after an acquisition). If we record an impairment loss, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded.

A prolonged disruption of or any actual or perceived difficulties in the capital and credit markets may adversely affect our future access to capital, our cost of capital, and our ability to continue operations.

Our operations and performance depend primarily on economic conditions in the U.S. and in the states in which we operate, including California, Texas, Connecticut, Maryland, Georgia, Hawaii, and Nevada, and their impact on purchases of, or capitated rates for, our healthcare services, and our business is significantly exposed to risks associated with government spending and private payer reimbursement rates. A number of factors have negatively impacted the economy in recent years, including inflation, high interest rates, supply chain, and labor disruptions, geopolitical events and uncertainty, and declines in consumer and business confidence, as well as private and government spending, together with significant reductions in the availability of and increases in the cost of credit and volatility in the capital and credit markets. Such factors have adversely affected, and could in the future adversely affect, the business and economic environment in which we operate and our profitability and could also adversely affect our patients’ spending habits, private payers’ access to capital, and governmental budgetary processes, which, in turn, could result in reduced revenue for us. The continuation or recurrence of any of these conditions may adversely affect our cash flows, results of operations, and financial condition. As economic uncertainty may continue in future periods, our patients, private payers, and government payers may alter their purchasing activities of healthcare services. Our patients may scale back healthcare spending, and private and government payers may reduce reimbursement rates, which may also cause delay or cancellation of consumer spending for discretionary and non-reimbursed healthcare. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results, and we may be unable to adequately respond to or forecast further changes in demand for healthcare services. Volatility and disruption of capital and credit markets may adversely affect our access to capital and increase our cost of capital. Should current economic and market conditions deteriorate, our ability to finance ongoing operations and our expansion may be adversely affected, we may be unable to raise necessary funds, our cost of debt or equity capital may increase significantly, and future access to capital markets may be adversely affected.

If there is a change in accounting principles or the interpretation thereof affecting the consolidation of VIEs, it could impact our consolidation of total revenues derived from our affiliated physician groups.

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

In our case, the VIE consolidation model applies to our controlled, but not owned, physician-affiliated entities. However, our determination regarding the consolidation of our affiliates could be challenged, which could have a material adverse effect on our operations. In addition, in the event of a change in accounting rules or FASB’s interpretations thereof, or if there were an adverse determination by a regulatory agency or a court or a change in state or federal law relating to the ability to maintain present agreements or arrangements with our affiliated physician groups, we may not be permitted to continue to consolidate the revenues of our VIEs.

Breaches or compromises of our information security systems or our information technology systems or infrastructure could result in exposure of private information, disruption of our business, and damage to our reputation, which could harm our business, results of operation, and financial condition.

In the ordinary course of our business, we create, receive, maintain, transmit, collect, store, use, disclose, share, and process sensitive data, including PHI and other types of personal data or personally identifiable information (collectively, “PII” and, together with PHI, “PHI/PII”) relating to our patients, employees, vendors, and others. We also contract with third-party service providers to process sensitive information, including PHI/PII, confidential information, and other proprietary business information. We depend highly on information technology networks and systems, including the internet, to securely process PHI/PII and other sensitive data and information. Security breaches of this infrastructure, whether ours or of our third-party service providers, including physical or electronic break-ins, employee or service provider error, third-party action, including actions of foreign actors, insider attacks, phishing or denial-of-service attacks, the introduction of computer viruses and/or malicious or destructive code, ransomware or other malware, social engineering, malfeasance, other unauthorized physical or electronic access, or other vulnerabilities, could result in system disruptions, shutdowns or unauthorized access, acquisition, use, disclosure or modifications of such data or information, and could cause PHI/PII to be accessed, acquired, used, disclosed or modified without authorization, to be made publicly available, or to be further accessed, acquired, used or disclosed. Such incidents could also lead to widespread technology outages, interruptions, or other failures of operational communication or other systems globally and across companies and industries. To our knowledge, while we have experienced cyber incidents, we have not experienced any material breaches of our cybersecurity systems.

We use third-party service providers for important aspects of processing employee and patient PHI/PII and other confidential and sensitive data and information, and therefore rely on third parties to manage functions with material cybersecurity risks. Because we do not control our vendors or service providers and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyber-attack or other information or security breach. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees and reputation. In addition, because of the sensitivity of the PHI/PII and other sensitive data and information that we and our service providers process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We have implemented certain administrative, physical, and technological safeguards to address these risks; however, such policies and procedures may not address certain HIPAA requirements or address situations that could lead to increased privacy or security risks. We may be required to expend significant capital and other resources to protect against security breaches, to safeguard the privacy, security, and confidentiality of PHI/PII and other sensitive data and information, to investigate, contain, remediate, and mitigate actual or potential security breaches, and/or to report security breaches to patients, employees, regulators, media, credit bureaus, and other third parties in accordance with applicable law and to offer complimentary credit monitoring, identity theft protection, and similar services to patients and/or employees where required by law or otherwise appropriate. Cyber-attacks are becoming more sophisticated and frequent, and we or our third-party service providers may be unable to anticipate these techniques or implement adequate protective measures against them or to prevent future attacks, and future cyber-attacks could go undetected and persist for an extended period of time. Furthermore, to the extent artificial intelligence capabilities continue to improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks on the Company, suppliers or customers. In addition, vulnerabilities may be introduced from the use of artificial intelligence by us and our third-party service providers.

A security breach, security incident, third-party outage, or privacy violation that leads to unauthorized use, disclosure, access, acquisition, loss, or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient or employee information, including PHI/PII that we or our third-party service providers process, or other confidential information could harm our reputation and business, compel us to comply with breach notification laws, cause us to incur significant costs for investigation, containment, remediation, mitigation, fines, penalties, settlements, notification to individuals, regulators, media, credit bureaus, and other third parties, complimentary credit monitoring, identity theft protection, training, and similar services to participants and/or employees where required by law or otherwise appropriate, for measures intended to repair or replace systems or technology and to prevent future occurrences. In addition, security breaches and incidents and other compromises or inappropriate access to, or acquisition or processing of, PHI/PII or other sensitive data or information can be difficult to detect, and any delay in identifying such breaches or incidents or in providing timely notification of such incidents may lead to increased harm and increased penalties. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

If we or our third-party service providers are unable to prevent or mitigate security breaches, security incidents, outages or privacy violations in the future, or if we or our third-party service providers are unable to implement satisfactory remedial measures with respect to known or future security incidents or outages, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of patients, loss of reputation, adverse impacts on patient and investor confidence, financial loss, litigation, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability.

We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully or efficiently update these systems or convert to new systems.

We are increasingly dependent on technology systems to operate our business, reduce costs, and enhance customer service. These systems include complex software systems and hosted applications that are provided by third parties. Software systems need to be updated on a regular basis with patches, bug fixes, and other modifications. Hosted applications are subject to service availability and reliability of hosting environments. We also migrate from legacy systems to new systems from time to time. Maintaining existing software systems, implementing upgrades, and converting to new systems are costly and require personnel and other resources. The implementation of these systems upgrades and conversions is a complex and time-consuming project involving substantial expenditures for implementation activities, consultants, system hardware, and software, so it often requires transforming our current business and processes to conform to new systems, and therefore, may take longer, be more disruptive, and cost more than forecast and may not be successful. If the implementation is delayed or otherwise is not successful, it may hinder our business operations and negatively affect our financial condition and results of operations. There are many factors that may materially and adversely affect the schedule, cost, and execution of the implementation process, including, without limitation, problems in the design and testing of new systems; system delays, malfunctions and third-party outages; the deviation by suppliers and contractors from the required performance under their contracts with us; the diversion of management attention from our daily operations to the implementation project; reworks due to unanticipated changes in business processes; difficulty in training employees in the operation of new systems and maintaining internal control while converting from legacy systems to new systems; and integration with our existing systems. Some of such factors may not be reasonably anticipated or may be beyond our control.

We may face risks associated with our use of certain artificial intelligence and machine learning models.

Our business utilizes artificial intelligence (“AI”) and machine learning technologies, to add AI-based applications to our offering and to drive efficiencies in our business. Further, certain of our third-party vendors utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our offerings utilize, and we plan to further examine, develop and introduce, machine learning algorithms, predictive analytics, and other AI technologies to offer new applications, upgrade our solutions and enhance our capabilities, among other things, to identify trends, anomalies and correlations, provide alerts and initiate business processes. If these AI or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party.

Additionally, we may make future investments in adopting AI and machine learning technologies across our business. AI and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. Our efforts in developing AI and machine learning technology may not succeed, and our competitors may be able to deploy the technology faster. We may further be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, and others. The speed of technological development may prove disruptive to our business if we are unable to maintain the pace of innovation.

In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of AI and machine learning technology and also may increase our estimated costs in this area. In addition, market acceptance of AI and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors could adversely affect our business, financial condition, and results of operations. To compete effectively we must also be responsive to technological change, potential regulatory developments, and public scrutiny.

If our internal control over financial reporting is not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, does not expect that our internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected, such as those that resulted in the restatement of certain of our previously issued consolidated financial statements and related material weakness in August 2023. We identified a material weakness in our internal control over financial reporting in connection with the restatement, and we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. We cannot provide any assurance that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will not identify significant deficiencies and/or material weaknesses in our internal control over financial reporting in the future. Any failure of our internal controls could result in material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations and erosion of investor confidence. Such failure could also negatively affect the market price and trading liquidity of our common stock, subject us to civil and criminal investigations and penalties and could have a material adverse effect on our business, financial condition, results of operations or cash flow.

We may be unable to renew our leases on favorable terms or at all as our leases expire, or our businesses could be negatively impacted by natural disasters and other catastrophic events, which could adversely affect our business, financial condition, and results of operations.

We operate several leased premises. There is no assurance that we will be able to continue to occupy such premises in the future. For example, we currently rent our corporate headquarters on a month-to-month basis. We could thus spend substantial resources to meet the current landlords’ demands or look for other premises. We may be unable to timely renew such leases or renew them on favorable terms, if at all. If any current lease is terminated or not renewed, we may be required to relocate our operations at substantial costs or incur increased rental expenses, which could adversely affect our business, financial condition, and results of operations .In addition, our leased locations could be impacted by natural disasters, changes in climate, and other catastrophic events, such as the recent California wildfires. Although preventative measures may help to mitigate damage from these types of catastrophic events, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant. In addition, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance.

We currently derive a substantial portion of our revenues in California and are vulnerable to changes in that state.

While we continue to grow our business and expand our geographical presence, we currently primarily operate in California. Any material changes with respect to consumer preferences, taxation, reimbursements, financial requirements, or other aspects of healthcare delivery in California or the state’s economic conditions could have an adverse effect on our business, results of operations, and financial condition.

Our success depends, to a significant degree, upon our ability to adapt to the ever-changing healthcare industry and continued development of additional services.

Although we provide a broad and competitive range of services, there can be no assurance of acceptance of our services by the marketplace. Our ability to procure new contracts may be dependent upon the continuing results achieved at the current facilities, upon pricing and operational considerations, and the potential need for continuing improvement to our existing services. Moreover, the markets for our new services may not develop as expected nor can there be any assurance that we will be successful in marketing or achieving market acceptance of any such services.

Our reputation could be adversely impacted by environmental, social and governance policies and practices.

The increased focus by stakeholders on our environmental, social and governance policies and practices, including corporate citizenship and sustainability, could result in additional costs, and could adversely impact our reputation, consumer perception, employee retention, and willingness of third parties to do business with us. Additionally, public interest and legislative pressure related to public companies’ environmental, social and governance practices continues to grow – for example, California has adopted climate disclosure laws that impose different broad and far-reaching climate disclosure obligations, which could materially impact us. If our environmental, social and governance policies and practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship, our reputation and employee retention may be negatively impacted. At the same time, there exists anti-environmental, social and governance sentiment among certain stakeholders and government institutions, and we may face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding any environmental, social and governance initiatives we may adopt. The effects of climate change and increased focus by stakeholders on sustainability matters could have short- and long-term impacts on our business, operations and reputation. Among other things, we could incur substantial costs and require additional resources to monitor, report, and comply with various environmental, social and governance practices, laws, and regulations, including the climate disclosure laws adopted in California. Inconsistency of legislation and regulations among jurisdictions, including anti-environmental, social and governance policies or legislation, and expected additional regulations may also affect the costs of compliance with such laws and regulations.

Risks Relating to Our Growth Strategy and Business Model.

Our growth strategy may not prove viable, and we may not realize expected results.

Our business strategy is to grow rapidly by building a network of medical groups and integrated physician networks and is significantly dependent on locating and acquiring, partnering, or contracting with medical practices to provide healthcare delivery services. We seek, and have actively been engaging in, growth opportunities both organically and through acquisitions of or alliances with other medical service providers. As part of our growth strategy, we regularly review potential strategic opportunities, including acquisitions, partnerships, investments, and divestitures. Identifying and establishing suitable strategic relationships is time-consuming and costly. There can be no assurance that we will be successful. We cannot guarantee that we will be successful in pursuing or completing such strategic opportunities or assure the consequences of any strategic transactions. If we fail to evaluate and execute strategic transactions properly, we may not achieve anticipated benefits and may incur increased costs.

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

•
Upon completing strategic transactions, we may not be able to establish suitable strategic relationships, may fail to integrate them into our business or otherwise may not be able to realize the expected benefits of such transactions. We cannot be certain of the extent of any unknown, undisclosed, or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities from strategic relationships. Also, depending on the location of the strategic transactions, we may be required to comply with laws and regulations that may differ from the states in which we currently operate.
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
•
We may incur substantial costs to complete strategic transactions, integrate strategic relationships into our business, or expand our operations, including hiring more employees and engaging other personnel, to provide services to additional patients we are responsible for managing pursuant to the new relationships. If such relationships terminate or diminish before we can realize their expected benefits, any costs we have already incurred may not be recovered.
•
If we finance strategic transactions by issuing our equity securities or securities convertible thereto, our existing stockholders could be diluted. If we finance strategic transactions with debt, it could result in higher leverage and interest costs for us.
•
If we are not successful in our efforts to identify and execute strategic transactions on beneficial terms, our ability to implement our business plan and achieve our targets could be adversely affected.
•
We may experience difficulties in integrating acquisitions and other strategic transactions as planned, including incorporating acquired businesses and operations into our accounting, internal control, and financial reporting systems, which could, among other things, lead to untimely SEC filings, damage our reputation, delay realizing the benefits of our strategies for an acquired business, limit our access to capital, and negatively impact our financial results. For example, we corrected our preliminary financial results for the fiscal year ended December 31, 2024 to reflect adjustments relating to certain acquisitions completed in the fourth quarter of 2024.
•
The process of integrating strategic relationships also involves significant risks, including:
•
difficulties in coping with demands on management related to the increased size of our business;
•
difficulties resulting from the diversion of management’s attention from our daily operations;
•
difficulties in assimilating different corporate cultures and business practices;
•
difficulties in converting other entities’ books and records and conforming their practices to ours;
•
difficulties in integrating operating, accounting, and information technology systems of other entities with ours and in maintaining uniform procedures, policies, and standards such as internal accounting controls;
•
difficulties in retaining employees who may be vital to the integration of the acquired entities; and
•
difficulties in maintaining contracts and relationships with payers of other entities.

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

The terms of our Second Amended and Restated Credit Agreement and other indebtedness we may incur from time to time require us to comply with a number of financial and other obligations, which may include maintaining debt service coverage and leverage ratios and maintaining insurance coverage, that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our interests, such as entering into strategic transactions, completing debt or equity offerings, or paying dividends. These obligations may limit our flexibility in our operations, and breaches of these obligations could result in defaults under the agreements or instruments governing the indebtedness, even if we had satisfied our payment obligations. Moreover, if we defaulted on these obligations, creditors with security interests over our assets could exercise various remedies, including foreclosing on and selling our assets. Unless waived by creditors, for which no assurance can be given, defaulting on these obligations could result in a material adverse effect on our financial condition and ability to continue our operations.

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

The evolving nature of our business and rapid changes in the healthcare industry make it difficult to anticipate the nature and amount of medical reimbursements, third-party private payments, and participation in certain government programs and, thus, to reliably predict our future growth and operating results.

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

Additionally, factors beyond our control, such as natural disasters, the potential effects of climate change, and major epidemics, pandemics, or newly emergent viruses, could reduce our ability to effectively manage the costs of providing healthcare. For example, the wildfires in California may result in our costs to manage care due to a substantial disruption of delivery in health care services and patient exposure to hazardous environment.

Following the acquisition of our Restricted Knox-Keene licensed health plans, we may expand the use of “global” capitation arrangements whereby such plans accept financial risk for hospital and other institutional services in addition to professional medical services (whereas IPA capitation contracts are typically limited to accepting financial risk for professional medical services). However, if care-related expenses under these global capitation arrangements exceed projected levels, our Restricted Knox-Keene licensed health plans may realize substantial operating deficits, which are not capped and could lead to substantial losses. Expansion of global capitation arrangements may also require the funding of additional capital to our Restricted Knox-Keene licensed health plans in order to comply with DMHC regulations relating to tangible net equity which could result in having less cash available for other parts of our operations.

If our agreements with affiliated physician groups are deemed invalid or terminated under applicable law, our results of operations and financial condition will be materially impaired.

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

Because of corporate practice of medicine laws, we have entered into contractual arrangements to manage certain affiliated physician practice groups, which allow us to consolidate those groups for financial reporting purposes. We do not have direct ownership interests in any of our VIEs and are not able to exercise rights as an equity holder to directly change the members of the boards of directors of these entities so as to effect changes at the management and operational level. Under our arrangements with our VIEs, we must rely on their equity holders to exercise our control over the entities. If our affiliated entities or their equity holders fail to perform as expected, we may have to incur substantial costs and expend additional resources to enforce such arrangements.

Any failure by our affiliated entities or their owners to perform their obligations under their agreements with us would have a material adverse effect on our business, results of operations, and financial condition.

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

Our operations are dependent on a concentrated number of payers. Four payers accounted for an aggregate of 66.2% and 61.7% of our total net revenue for the years ended December 31, 2024, and 2023, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payers, which may terminate their contracts with us, or our physicians credentialed by them, upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain such contracts on favorable terms, or at all, would materially and adversely affect our results of operations and financial condition.

An exodus of our patients could have a material adverse effect on our results of operations. We may also be impacted by a shift in payer mix, including eligibility changes to government and private insurance programs.

A material decline in the number of patients that we and our affiliated physician groups serve, whether a government or a private entity is paying for their healthcare, could have a material adverse effect on our results of operations and financial condition, which could result from increased competition, new developments in the healthcare industry, or regulatory overhauls. Some people are not covered by health insurance and thus may not be able to afford services by our managed medical groups. In addition, due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. A shift in payer mix from managed care and other private payers to government payers or the uninsured may result in a reduction in our rates of reimbursement or an increase in our uncollectible receivables or uncompensated care, with a corresponding decrease in our net revenue. Changes in the eligibility requirements for governmental programs could also change the number of patients who participate in such programs or the number of uninsured patients. For those patients who remain with private insurance, changes in those programs could increase patient responsibility amounts, resulting in a greater risk for uncollectible receivables. Such events could have a material adverse effect on our business, results of operations and financial condition.

Our business and growth strategy depend on our ability to maintain and expand a network of qualified physicians. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

We continue to face increasing competition to recruit and retain quality physicians. Our success is dependent upon our continued ability to maintain a network of qualified physician providers. If we are unable to recruit and retain qualified physicians and other healthcare professionals, it would adversely affect our business, financial condition and results of operations and ability to grow. In any particular market, providers could demand higher reimbursement or take other actions that could result in higher medical costs, reduced access to our members, or difficulty meeting regulatory requirements. Our ability to develop and maintain satisfactory relationships with physicians also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. We anticipate facing increased challenges in this area as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. If we are unable to recruit and retain quality physicians, or to maintain or secure new cost-effective provider contracts may result in a loss of or inability to grow our membership, higher costs, healthcare provider network disruptions, less attractive service for our members and/or difficulty in meeting regulatory requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our future growth could be harmed if we lose the services of our key management personnel.

Our success depends to a significant extent on the continued contributions of our key management personnel, particularly our Chief Executive Officer and President Brandon K. Sim, M.S. and our Chief Financial and Operating Officer Chandan Basho, for the management of our business and implementation of our business strategy. The loss of their services, or services of other key members of management, could have a material adverse effect on our business, financial condition, and results of operations.

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

We are partly dependent on referrals from third parties and preferred provider status with payers.

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

Our hospitalist physician services net revenue is derived from contracts directly with hospitals and other inpatient and post-acute care facilities. Our current partner facilities may decide not to renew contracts with, or may impose unfavorable terms on or reduce fees paid to our affiliated physician groups. Any of these events may impact the ability of our affiliated physician groups to operate at such facilities, which would negatively impact our revenues, results of operations, and financial condition.

Many of our agreements with hospitals and medical groups have limited durations, may be terminated without cause by them, and prohibit us from acquiring physicians or patients from or competing with them.

Many of our agreements with hospitals and medical groups are limited in their terms or may be terminated without cause by providing advance notice. If such agreements are not renewed or are terminated, we would lose the revenue generated by them. Any such events could have a material adverse effect on our results of operations, financial condition, and future business plans. Because many of such agreements with hospitals and medical groups prohibit us from acquiring physicians or patients from or competing with them, our ability to hire physicians, attract patients, or conduct business in certain areas may be limited in some cases.

Our business model depends on numerous complex management information systems, and any failure to successfully maintain these systems or implement new systems could undermine our ability to receive payments and otherwise materially harm our operations and may result in violations of healthcare laws and regulations.

We depend on a complex, specialized, integrated management information system and standardized procedures for operational and financial information, as well as for our billing operations. We may be unable to enhance existing management information systems or implement new ones when necessary. We may experience unanticipated delays, complications, or expenses in implementing, integrating, and operating our systems. Our management information systems may require modifications, improvements, or replacements that may require both substantial expenditures, as well as interruptions in operations. Our ability to create and implement these systems depends on the availability of technology and skilled personnel. Our failure to successfully implement and maintain all of our systems could undermine our ability to receive payments and otherwise have a material adverse effect on our business, results of operations, and financial condition. Our failure to successfully operate our billing systems could also lead to potential violations of healthcare laws and regulations.

We currently, and may in the future, have assets held at financial institutions that exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”); the loss of such assets would have a severe negative impact on our operations and liquidity.

We maintain our cash assets at certain financial institutions in the U.S. in amounts that are significantly in excess of the FDIC insurance limit of $250,000. As of December 31, 2024, our deposit accounts with banks exceeded the FDIC’s insured limit by approximately $332.2 million. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a significant loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect on our liquidity, financial condition, and our results of operations.

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

Many of our contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such interpretations may not come to light until a substantial period of time has passed. The inherent difficulty in interpreting contracts and estimating necessary reserves could result in significant fluctuations in our estimates from period to period. Our actual losses and related expenses, therefore, may differ, even substantially, from the reserve estimates reflected in our financial statements. If actual claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our assets or net income.

Competition for qualified physicians, employees, and management personnel is intense in the healthcare industry, and we may not be able to hire and retain or contract with qualified physicians and other personnel.

We depend on our affiliated physicians to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals, and other practice groups, for the services of clinicians and management personnel. The limited number of residents and other licensed providers on the job market with the expertise necessary to provide services within our business makes it challenging to meet our hiring needs and may require us to train new employees, contract temporary physicians, or offer more attractive wage and benefit packages to experienced professionals, which could decrease our profit margins. The limited number of available residents and other licensed providers also impacts our ability to renew contracts with existing physicians on acceptable terms or replace physicians as they retire from practice. As a result, our ability to provide services could be adversely affected. In some markets, the lack of availability of clinical personnel, such as physicians and allied health professionals, has become a significant operating issue facing all healthcare providers. This shortage has required us to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. In addition, our labor costs have increased due to higher wage rates associated with the increased competitive labor market. Because the majority of our revenue consists of prospective monthly capitated, or fixed, payments per patient, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Any failure to recruit and retain or contract with qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations, and financial condition. Even though our physician turnover rate has remained stable over the last four years, if the turnover rate were to increase significantly, our growth could be adversely affected. Moreover, unlike some of our competitors who sometimes pay additional compensation to physicians who agree to provide services exclusively to that competitor, our affiliated IPAs have historically not entered into such exclusivity agreements and have allowed our affiliated physicians to affiliate with multiple IPAs. This practice may place us at a competitive disadvantage regarding the hiring and retention of physicians relative to those competitors who do enter into such exclusivity agreements.

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. We currently expect that the new presidential administration may reduce federal regulatory oversight and government spending, while, on the state level, in some states, there may continue to be increased government oversight and regulation of the healthcare industry. We cannot assure our stockholders as to the ultimate content, timing, or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business or could change the operating environment of the hospitals and other facilities where our affiliated physicians provide services. It is possible that the changes to Medicare, Medicaid, or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payers’ reimbursement policies in a manner adverse to us. Similarly, changes in private payer reimbursements could lead to adverse changes in Medicare, Medicaid, and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition, and results of operations.

Although we do not anticipate that a single-payer national health insurance system will be enacted by the current Congress or the new presidential administration, several federal legislative initiatives have previously been proposed that would establish some form of a single public or quasi-public agency that organizes healthcare financing, but under which healthcare delivery would remain private. If enacted, such a system could adversely affect our business.

Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition, and results of operations.

Many healthcare industry participants and payers are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our partners’ organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our partners of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to ACO REACH.

There are uncertainties regarding the design and administration of the ACO REACH Model and CMS’s financial reports to ACO REACH participants, which could negatively impact our results of operations.

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

We chose to participate in the Total Care Capitation mechanism, Primary Care Capitation mechanism, and Global risk tracks of ACO REACH, which entail certain special risks.

Under the Total Care Capitation (“TCC”) mechanism, CMS estimates the total annual Part A and Part B Medicare expenditures of our assigned Medicare beneficiaries and pays us that projected amount per beneficiary per month payments. Under the Primary Care Capitation (“PCC”) mechanism, CMS makes a per beneficiary per month payment for the provision of primary care services to the ACO on behalf of its participant providers. Furthermore, our ACOs chose the Global risk track, under which we assume up to 100% risk for Part A and Part B Medicare expenditures, subject to certain risk corridors. While performance can be monitored throughout the year, the end results for any given performance year will not be known until the third quarter of the subsequent year, at which point losses, if experienced, may have to be repaid to CMS.

Shared savings retained by our ACO are impacted by the amount of the Quality Withhold earned back.

Throughout the ACO REACH programs, a substantial portion of our ACOs’ spending benchmark is held at-risk by CMS, subject to our ACO meeting certain quality measures as determined by CMS. Failing to earn back all or part of the portion of our ACO’s spending benchmark held at-risk by CMS for quality metrics could materially affect our financial performance in the ACO REACH programs.

We may suffer losses and may not generate savings through our participation in the ACO REACH Model.

Through the ACO REACH Model, CMS provides an opportunity to provider groups that are willing to assume higher levels of financial risk and reward to participate in this relatively new attribution-based risk-sharing model. The ACO REACH Model uses a prospectively set preliminary benchmark that is retrospectively adjusted throughout and at the end of the performance year. Throughout the performance year and after the performance year concludes, the preliminary benchmark is adjusted for numerous factors, such as the ACO’s developing risk and quality scores and beneficiaries who became ineligible for the program over the course of the performance year. If necessary, a Retrospective Trend Adjustment (“RTA”) may be applied as well. Once all adjustments are made to the benchmark, our ACO’s expenditures will be compared to a final benchmark to calculate shared savings or shared losses. Under the ACO REACH Model, we are responsible for savings and losses related to care received by assigned patients by covering claims from physicians, nurses, and other medical professionals. If claim costs exceed the benchmarked expenditures, or the baseline years used in benchmark calculations are statistical anomalies, we could experience losses, which could be significant. Among other things, this could result from factors beyond our control, such as inflation, natural disasters, the potential effects of climate change, and major epidemics, pandemics, or newly emergent viruses. As we are providing care coordination through our ACO, but do not provide direct patient care, our influence could be limited. Because of our limited influence, it is possible that we may not be able to control care providers’ behavior, utilization, and costs. As a result, we may not be able to generate savings through our participation in the ACO REACH Model to cover our administrative and care coordination operating costs, and any savings generated, if at all, will be earned in arrears and uncertain in both timing and amount. Furthermore, the process by which the final benchmark is calculated from the preliminary benchmark is complex, and we may have limited ability to understand what the final benchmark may be before the value is reported to us by CMS. Furthermore, CMS may make changes in how it calculates the benchmark, the risk corridors, and the trend from year to year. Due to this dynamic, we may have limited ability to predict our final performance and shared savings/losses amount prior to receiving a final report from CMS in the third quarter of the year following any given performance year.

We do not control, but are responsible for savings and losses related to, care received by assigned patients at out-of-network providers, which could negatively impact our ability to control claim costs.

Medicare beneficiaries in the ACO REACH Model are not required to receive care from a specified network of contracted providers and facilities, which could make it difficult for us to control the financial risks of those beneficiaries. While we are not responsible for directly paying claims for out-of-network providers, we may have difficulty managing patient care and costs in relation to such out-of-network providers as compared to contracted, in-network providers, which could adversely impact our financial results as we are responsible for savings and losses of assigned beneficiaries, irrespective of whether they are using in-network or out-of-network providers. In addition, even if we are successful in encouraging more assigned patients to receive care from our contracted, in-network providers, there is the possibility that the monthly TCC from CMS will be insufficient to cover our expenditures since the TCC is generally based on historical in-network/out-of-network ratios. If CMS fails to monitor the in-network/out-of-network provider ratio for our assigned patients on a frequent basis, or CMS’s reconciliation payments to us are not timely made, this could result in negative cash flows for us, especially if increased payments will need to be made to our contracted, in-network providers.

Our continued participation in CMS Advanced Alternative Payment Models, such as the ACO REACH, cannot be guaranteed.

Our affiliated ACOs have participated in various CMS and CMMI-sponsored models, including the Global and Professional Direct Contracting Model, the ACO Reach Model, the MSSP, the Maryland Primary Care Program, and other value-based care programs, each in accordance with a Participation Agreement with CMS (each, a “CMS Sponsored Model”). However, the Participation Agreements may be terminated sooner by CMS as specified therein and CMS has the flexibility to alter or change the programs over time. Additionally, our ACO REACH participation agreements with CMS permit CMS to take certain actions if CMS determines that any provision may have been violated, including requiring the ACO to provide additional information to CMS, placing the ACO on a monitoring and/or auditing plan developed by CMS, requiring the ACO to terminate its relationship with any other individual or entity performing functions or services related to certain ACO or marketing activities, amending the agreement without the consent of the ACO to take certain actions, including denying, terminating or amending the use of any capitation payment mechanism. Among many requirements to be eligible to participate in the CMS Sponsored Models, we must meet minimum aligned beneficiaries numbers and must maintain that number throughout each performance year. If that number were not maintained, we would become ineligible for the applicable model. In addition, we are required to comply with all applicable laws and regulations regarding provider-based risk-bearing entities. We could be terminated from any CMS Sponsored Model at any time if we do not continue to comply with the applicable participation requirements. If our ACO REACH participation agreements were terminated, our business, financial condition, results of operations and future prospects would be negatively impacted. If future compliance or performance issues arise, we may lose our current eligibility and may be subject to CMS’s enforcement or contract actions, including our potential inability to participate in a specific payment mechanism or risk track, or dismissal from the applicable model, which would have a material adverse effect on our revenues and cash flows. In addition, the payments from CMS to us will decrease if the number of beneficiaries assigned to our ACOs decline or if the contracted providers terminate their relationships with us, which could have a material adverse effect on our results of operations on a consolidated basis.

Risks Relating to CMS Model Participation

We may be unable to generate revenue under the CMS Sponsored Models.

The CMS Sponsored Models are consistently being updated by CMS, CMMI and, when applicable, participating states. As an example, in 2024, the calculation of the benchmark for MSSP was adjusted to address prior performance, to incorporate a prospective administrative growth factor, and to attempt to reduce the cap on negative regional adjustments. These changes impact how savings and losses under a model are calculated and may impact our ability to generate revenue under the applicable model. CMS may update the CMS Sponsored Models annually. In addition, our participation in each CMS Sponsored Model requires our participant providers to maintain at least a minimum number of aligned beneficiaries. If we fail to meet the applicable thresholds, or otherwise fail to comply with the CMS Sponsored Model program requirements, we will not be eligible to participate for the applicable year and could be subject to significant penalties.

We may suffer losses and may not generate savings through our participation in the CMS Sponsored Models.

We are participating in various programs in the CMS Sponsored Models, including the MSSP Level ENHANCED, pursuant to which we may be responsible for losses based on the applicable ACO’s cost and quality performance. We are responsible for savings and losses related to care received by patients by covering claims from physicians, nurses, and other medical professionals. If claim costs exceed the benchmarked expenditures, we could experience losses, which could be significant. Among other things, this could result from factors beyond our control, such as inflation, natural disasters, the potential effects of climate change, and major epidemics, pandemics, or newly emergent viruses. As we provide care coordination through our ACOs, but do not provide direct patient care, our influence could be limited. Because of our limited influence, it is possible that we may not be able to control care providers’ behavior, utilization, and costs. As a result, we may not be able to generate savings through our participation in the CMS Sponsored Models to cover our administrative and care coordination operating costs, and any savings generated, if at all, will be earned in arrears and uncertain in both timing and amount.

We do not control, but are responsible for savings and losses related to, care received by assigned patients at out-of-network providers, which could negatively impact our ability to control claim costs.

Medicare beneficiaries in the CMS Sponsored Models are not required to receive care from a specified network of contracted providers and facilities, which could make it difficult for us to control the financial risks of those beneficiaries. While we are not responsible for directly paying claims for out-of-network providers, we may have difficulty managing patient care and costs in relation to such out-of-network providers as compared to contracted, in-network providers, which could adversely impact our financial results as we are responsible for savings and losses of assigned beneficiaries, irrespective of whether they are using in-network or out-of-network providers.

Risks Relating to Regulatory Compliance and Legal Proceedings.

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws could subject us to penalties and restructuring.

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

In the states in which we have business operations, we operate by maintaining contracts with our affiliated physician groups, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide physician services. Under these arrangements, we or our subsidiaries provide management services, receive a management fee for providing management services, do not represent to offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated physician groups.

In addition to the above management arrangements, in certain instances, we have contractual rights relating to the transfer of equity interests in our affiliated physician groups under physician shareholder agreements that we entered into with the controlling equity holder of such affiliated physician groups. However, even in such instances, such equity interests cannot be transferred to or held by us or any non-professional organization. Accordingly, we do not directly own equity interests in affiliated physician groups in the states in which we have business operations. In the event that any of these affiliated physician groups or their equity holders fail to comply with these management or ownership transfer arrangements, these arrangements are terminated, we are unable to enforce such arrangements, or these arrangements are invalidated under applicable laws, there could be a material adverse effect on our business, results of operations, and financial condition, and we may need to restructure our organization and change our arrangements with our affiliated physician groups, which may not be successful.

The healthcare industry is intensely regulated at the federal, state, and local levels, and government authorities may determine that we fail to comply with applicable laws or regulations and take action against us.

As a company involved in providing healthcare services, we are subject to numerous federal, state, and local laws and regulations. There are significant costs involved in complying with these laws and regulations. If we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions, or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, and we may be required to change our method of operations and business strategy. These consequences could be the result of our current conduct or even conduct that occurred a number of years ago. We could incur significant costs to defend ourselves if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state, or local government will determine that we are not operating in accordance with the law or whether, when or how the laws will change in the future and impact our business. The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that could affect us:

•
The False Claims Act, which provides for penalties against entities and individuals who knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payers, that contain or are based upon false or fraudulent information;
•
A provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation, or receipt of any bribe, kickback, rebate, or other remuneration, in cash or in-kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;
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
•
Provisions of the Social Security Act (emanating from the DRA) require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide its employees, contractors, and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse, and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies;
•
State law provisions pertaining to anti-kickback, self-referral, and false claims issues;
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
•
Federal and state laws provide penalties for providers for billing and receiving payments from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•
State laws that provide for financial solvency requirements relating to risk-bearing organizations (“RBOs”), plan operations, plan-affiliate operations, and transactions, plan-provider contractual relationships, and provider-affiliate operations and transactions, such as California Business & Professions Code Section 1375.4;
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
•
Federal and state laws and policies require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;
•
State laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions, or engaging in certain practices, such as splitting fees with physicians;
•
State laws that impose time limits for processing and payment of uncontested covered claims and require healthcare service plans to pay interest on uncontested claims not paid promptly within the required time period. For example, §1371.38, et al., of the California Health & Safety Code, imposes time limits for the payment of uncontested covered claims and requires healthcare service plans to pay interest on uncontested claims not paid promptly within the required time period;
•
Laws in some states that prohibit non-domiciled entities from owning and operating medical practices in such states;
•
Federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer; and
•
State laws require healthcare providers that assume professional and institutional risk (i.e., full risk) to either obtain a license or an exemption. For example, California’s Knox-Keene Health Care Service Plan Act of 1975 requires the healthcare providers to obtain a license or receive an exemption from the California Department of Managed Healthcare (“DMHC”) for the contract(s) under which the entity assumes full risk.

Any violation or alleged violation of any of these laws or regulations by us or our affiliates could have a material adverse effect on our business, financial condition, and results of operations.

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

For example, the ACA dramatically changed how healthcare services are covered, delivered, and reimbursed. The ACA requires insurers to accept all applicants, regardless of pre-existing conditions, cover an extensive list of conditions and treatments, and charge the same rates, regardless of pre-existing conditions or gender. The ACA and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Acts”) also mandated changes specific to home health and hospice benefits under Medicare. In 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the ACA that authorized the Secretary of the U.S. Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of its existing Medicaid funding was unconstitutional. In response to the ruling, a number of state governors opposed their state’s participation in the expanded Medicaid program, which resulted in the ACA not providing coverage to some low-income persons in those states. In addition, several bills have been, and may continue to be, introduced in U.S. Congress to amend all or significant provisions of the ACA, or repeal and replace the ACA with another law. In December 2017, the individual mandate was repealed via the Tax Cuts and Jobs Act of 2017. Afterward, legal and political challenges as to the constitutionality of the remaining provisions of the ACA resumed. Just as the fate of the ACA is uncertain, so is the future of care organizations established under the ACA, such as ACOs and ACO REACH. Under its ACO REACH Participation Agreement with CMS, our operations are always subject to the nation’s healthcare laws, as amended, repealed, or replaced from time to time.

The net effect of the ACA on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation, or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. The continued implementation of provisions of the ACA, the adoption of new regulations thereunder, and ongoing challenges thereto, also add uncertainty about the current state of U.S. healthcare laws and could negatively impact our business, results of operations, and financial condition.

In addition, several significant administrative law cases were decided by the U.S. Supreme Court in 2024, most notably Loper Bright Enterprises v. Raimondo (“Loper Bright”), which modified the regulatory interpretation standard established 40 years ago by Chevron v. National Resources Defense Council. Chevron doctrine generally required courts to defer to federal agencies, such as CMS, in their interpretation of federal statutes when a statute was silent or ambiguous with respect to a specific issue. In Loper Bright, the Supreme Court held that courts are no longer required to grant such deference, though they may consider an agency’s statutory interpretation. As it is highly regulated, the health care industry could be significantly impacted by the Loper Bright decision, particularly in the areas of Medicare reimbursement and health care fraud and abuse compliance, where parties may no longer be able to rely on federal agencies’ policies, rules and guidance. In addition, the decision generally may, among other things, increase the frequency of challenges to decisions and rulemaking of health regulators, including CMS rules regarding reimbursement, and also impact the speed at which federal health regulators make decisions and issue regulations.

We cannot predict whether or how the new Congress may extend or modify provisions of or relating to the ACA or other laws affecting the healthcare industry generally, nor can we predict how the new administration will influence, promulgate or implement rules, regulations or executive orders that affect the healthcare industry directly or indirectly. We may also experience potential impacts on our business, in ways we cannot anticipate, from healthcare-related policy changes at the state level. Some federal and state changes, initiatives and requirements could, among other things, negatively impact our member enrollment, increase our operating costs, adversely affect the reimbursement we receive for our services, impact our competitive position or require us to expend resources to modify certain aspects of our operations, any of which could have an adverse effect on our financial condition, results of operations or cash flows.

Changes to the Medicare and Medicaid programs or other government healthcare programs, including reductions in scale and scope, could have a material adverse effect on our business.

We are unable to predict the effect of future government healthcare funding policy changes on our business. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if eligibility or enrollment is further restricted, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. The outcome of the 2024 federal election increases regulatory uncertainty. Legislation and administrative actions at the federal level may impact the funding for, or structure of, the Medicaid program, including at the state level. In addition, CMS administrators may make changes to Medicaid payment models and may grant states additional flexibility in the administration of state Medicaid programs, including by allowing states to impose eligibility restrictions such as work and community engagement requirements. Current or future health care reform and deficit reduction efforts, changes or delays in laws or regulations regarding government health care programs, other changes in the administration of government health care programs and changes by private third-party payers in response to health care reform and other changes to government health care programs could have a material, adverse effect on our financial position and results of operations.

Healthcare providers could be subject to federal and state investigations and payer audits.

Due to our and our affiliates’ participation in government and private healthcare programs, we are from time to time involved in inquiries, reviews, audits, and investigations by governmental agencies and private payers of our business practices, including assessments of our compliance with coding, billing, and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts against healthcare companies and their executives and managers. The DRA provides a financial incentive to states to enact their own false claims acts, and similar laws encourage investigations against healthcare companies by different agencies. These investigations could also be initiated by private whistleblowers. Responding to audit and investigative activities is costly and disruptive to our business operations, even when the allegations are without merit. If we are subject to an audit or investigation, a finding could be made that we or our affiliates erroneously billed or were incorrectly reimbursed, and we may be required to repay such agencies or payers, may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payments for the services we or our affiliates provide, and may be subject to financial sanctions or required to modify our operations.

Controls imposed by Medicare, Medicaid, and private payers designed to reduce inpatient services and associated costs may reduce our revenues.

Controls imposed by Medicare, Medicaid, and private payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our operations. Federal law contains numerous provisions designed to ensure that services rendered by hospitals and other care providers to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary, and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to the HHS that a provider is in substantial non-compliance with the standards of the quality improvement organization and should be excluded from participation in the Medicare program. The ACA potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on its use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payers. Inpatient utilization, average lengths of stay, and occupancy rates continue to be negatively affected by payer-required pre-admission authorization and utilization review and by third-party payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Although we are unable to predict the effect these controls and any changes thereto may have on our operations, significant limits on the scope of our services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position, and results of operations.

We do not have a Knox-Keene license covering all of our lines of business.

The Knox-Keene Health Care Service Plan Act of 1975 was passed by the California State Legislature to regulate California managed care plans and is currently administered by the DMHC. A Knox-Keene Act license is required to operate a healthcare service plan, e.g., an HMO, or an organization that accepts full risk, i.e., accepts full risk for a patient population, including risk related to institutional services, e.g., hospital and professional services. Applying for and obtaining such a license is a time-consuming and detail-oriented undertaking. Although For Your Benefit Inc. (“FYB”) and Community Family Care Health Plan, Inc. ("CFC HP") are licensed by the DMHC as full-service Restricted Knox-Keene licensed health plans, their respective licenses are limited to Medicare Advantage and Medi-Cal lines of business in designated California counties and do not extend to commercial lines of business.

As such, for those lines of business not covered by our Restricted Knox-Keene licenses, if the DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having any Knox-Keene license or applicable regulatory exemption, we may be required to obtain a Knox-Keene license and could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, results of operations, and financial condition.

If our affiliated physician groups and Restricted Knox-Keene licensed health plans are not able to satisfy California regulations related to financial solvency and operational performance, they could become subject to sanctions, and their ability to do business in California could be limited or terminated.

The DMHC has instituted regulations intended to provide a formal mechanism for monitoring the financial solvency and operational performance of RBOs (including capitated physician groups) and Restricted Knox-Keene licensed health plans in California. Under current DMHC regulations, our affiliated physician groups, as applicable, are required to, among other things:

•
Maintain, at all times, a minimum “cash-to-claims ratio” (which means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability) of 0.75; and
•
Submit periodic reports to the DMHC containing various data and attestations regarding their performance and financial solvency, including IBNR calculations, documentation, and attestations as to whether or not the organization (i) was in compliance with the “Knox-Keene Act” requirements related to claims payment timeliness, and (ii) had maintained compliance with minimum “cash-to-claims ratio,” tangible net equity, and positive working capital requirements.

In the event that a physician group is not in compliance with any of the above criteria, it would be required to describe in a report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring it into compliance. Under such regulations, the DMHC can also make some of the information in the reports public, including, but not limited to, whether or not a particular physician organization met each criteria.

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

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the person retains other licensure. This means that the excluded person and others are prohibited from receiving payments for such person’s services rendered to Medicare or Medicaid beneficiaries, and if the excluded person is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities that employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services and are subject to civil penalties if they do. The HHS Office of the Inspector General maintains a list of excluded persons. Although we have instituted policies and procedures to minimize such risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that our employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties, and the hospitals at which we furnish services may also be subject to repayments and sanctions, for which they may seek recovery from us, which could adversely affect our business, cash flows, and financial condition.

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

We may face lawsuits not covered by insurance, and related expenses may be material. Our failure to avoid, defend, and accrue for claims and litigation could negatively impact our results of operations or cash flows.

We are exposed to and become involved in various litigation matters arising out of our business, including from time to time, actual or threatened lawsuits, including litigation matters related to acquired businesses and assets. Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages, or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits, such as those initiated by our competitors, stockholders, employees, service providers, contractors, or government agencies, including when we terminate relationships with them, which may involve large claims and significant defense costs. Many states have joint and several liabilities for providers who deliver care to a patient and are at least partially liable. As a result, if one provider is found liable for medical malpractice for the provision of care to a particular patient, all other providers who furnished care to that same patient, which could potentially include us and our affiliated physicians, may also share in the liability, which could be substantial individually or in aggregate.

The defense of litigation, including fees of legal counsel, expert witnesses, and related costs, is expensive and difficult to forecast accurately. Such costs may be unrecoverable even if we ultimately prevail in litigation and could consume a significant portion of our limited capital resources. To defend lawsuits, it may also be necessary for us to divert officers and other employees from our normal business functions to gather evidence, give testimony, and otherwise support litigation efforts. If we lose any material litigation, we could face material judgments or awards against them. An unfavorable resolution of one or more of the proceedings in which we are involved now or in the future could have a material adverse effect on our business, cash flows, and financial condition. We may also, in the future, find it necessary to file lawsuits to recover damages or protect our interests. The cost of such litigation could also be significant and unrecoverable, which may also deter us from aggressively pursuing even legitimate claims.

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

We are also subject to laws and regulations not specifically targeting the healthcare industry, compliance with which could require significant expenditures, and failing to comply with such laws could result in sanctions and penalties.

We are required to comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business and suppliers. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor/immigration, energy costs, health care, tax, environmental issues, including the impact of climate change, or compliance with anti-kickback regulations could have an adverse impact on our financial condition and results of operations. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business. Among other things, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. There is also an increasing number of anti-environmental, social and governance, including anti-diversity, equity and inclusion, initiatives in the United States that may conflict with other regulatory requirements. The evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time, including as a result of changes in the U.S. political environment.

Certain laws and regulations in California, where we have substantial operations, could negatively impact us. For example, the California Finance Lenders Law (the “CFLL”) could be applied to us as a result of our various affiliate and subsidiary loans and similar arrangements. If a regulator were to take the position that such loans were covered by the CFLL, we could be subject to regulatory action that could impair our ability to continue to operate and may have a material adverse effect on our profitability and business as we currently do not hold a CFLL licensure. Pursuant to an exemption under the CFLL, a person may make five or fewer commercial loans in a 12-month period without a CFLL licensure if the loans are “incidental” to the business of the person. This exemption, however, creates some uncertainty as to which loans could be deemed as incidental to our business. In addition, a person without a CFLL licensure may also make a single commercial loan in a 12-month period without the loan being “incidental” to such person’s business. In addition, California recently adopted laws requiring certain climate change-related disclosures. Compliance with these laws could require significant expenditures and a substantial amount of management’s time.

Risks Relating to the Ownership of Astrana’s Common Stock.

We have to meet certain requirements in order to remain a Nasdaq-listed public company.

As a public company, Astrana is required to comply with various regulatory and reporting requirements, including those required by the SEC. Astrana is also subject to Nasdaq listing rules. Complying with these requirements is time-consuming and expensive. No assurance can be given that Astrana can continue to meet the SEC reporting and Nasdaq listing requirements.

Astrana’s common stock may be thinly traded, and its market price may be subject to fluctuations and volatility. Stockholders may be unable to sell their shares at a profit and might incur losses.

The trading price of Astrana’s common stock has been volatile in the past and may continue to be so from time to time in the future. The price at which Astrana’s common stock trades could be subject to significant fluctuation and may be affected by a variety of factors, including the trading volume, our results of operations, the announcement and consummation of certain transactions, and our ability or inability to raise additional capital and the terms thereof, and therefore could fluctuate, and potentially decline, significantly. Other factors that may cause the market price of Astrana’s common stock to fluctuate include:

•
Variations in our operating results, such as actual or anticipated quarterly and annual increases or decreases in revenue, gross margin, or earnings;
•
Changes in our business, operations, or prospects, including announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, dispositions, other corporate transactions, financings, capital commitments, or other events by us or our competitors;
•
Developments, conditions, or trends in the healthcare industry, including dissatisfaction with the U.S. healthcare industry generally;
•
Changes in the economic performance or market valuations of other healthcare-related companies;
•
General market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition, including economic, social, or political instability, inflation, wars, civil unrest, terrorism, public health crises, and natural disasters;
•
Sales of stock by Astrana’s stockholders generally and Astrana’s larger stockholders, including insiders, in particular, including sale or distributions of large blocks of common stock by our executives and directors or large stockholders;
•
Volatility and limitations in trading volumes of Astrana’s common stock and the stock market;

•
Approval, maintenance, and withdrawal of our and our affiliates’ certificates, permits, registration, licensure, certification, and accreditation by the applicable regulatory or other oversight bodies;
•
Our financing activities, including our ability to obtain financings and prices at which we sell our equity securities, including securities convertible to or exercisable for shares of Astrana’s common stock;
•
Failures to meet external expectations or management guidance;
•
Changes in our capital structure and cash position;
•
Analyst research reports on Astrana’s common stock, including analysts’ recommendations and changes in recommendations, price targets, and withdrawals of coverage;
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

We do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Similarly, we may not repurchase any shares through our public repurchase program or otherwise return capital to our stockholders. Therefore, any return on investment in our common stock is dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

Our current principal stockholders, executive officers, and directors have significant influence over our operations and strategic direction and they could cause us to take actions with which other stockholders might not agree and could delay, deter, or prevent a change of control or a business combination with respect to us.

As of December 31, 2024, our executive officers, directors, five percent or greater stockholders, and their respective affiliated entities in the aggregate own approximately 41.7% of our outstanding common stock (including restricted stock awards held by them, but excluding stock options). As a result, these stockholders, who are entitled to vote their shares in their own interests, acting together, exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, merger, consolidation, sale of all or substantially all of our assets or other corporate transactions that other stockholders may view as beneficial, or conversely, this concentrated control could result in the consummation of a transaction that other stockholders may not support. This may harm the value of our shares and discourage investors from investing in us.

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

If Astrana issues additional equity securities, its existing stockholders may experience substantial dilution. Astrana may sell equity securities and may issue securities convertible into or exercisable for common stock in one or more transactions at prices and manners as we may determine from time to time, including at prices (or conversion or exercise prices) below the market price of Astrana’s common stock, for capital-raising purposes, including in any debt financing, registered offering, or private placement, and new investors could have superior rights such as liquidation and other preferences. To attract and retain the right talent, Astrana also issues equity awards under its equity compensation plans to its officers, other employees, directors, and consultants from time to time. Astrana may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock in connection with future acquisitions or for other business purposes. In addition, the exercise or conversion of outstanding options to purchase shares of Astrana’s stock may result in dilution to its existing stockholders upon any such exercise or conversion.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Astrana Health operates in an increasingly interconnected and digitized world, where the protection of sensitive information and the resilience of our information technology systems are paramount to our mission of delivering exceptional healthcare services. Cybersecurity is a critical component of our enterprise risk management program, reflecting our commitment to safeguarding the privacy and security of the patients, employees, and others who entrust us with their data.

As a healthcare organization, we manage large quantities of protected health information (“PHI”), personally identifiable information (“PII”), and other sensitive data. Recognizing the heightened risks posed by cyber threats, we have implemented a comprehensive cybersecurity framework that is designed to proactively identify, assess, and mitigate the risks associated with these threats. This includes protection against ransomware, phishing attacks, data breaches, and the evolving tactics of sophisticated cyber adversaries, as well as other types of cyber threats. Our cybersecurity program is built upon industry-recognized standards and, and we continuously adapt our program to defend against the changing threat landscape.

Cybersecurity Governance

Astrana Health’s governance framework reflects our commitment to managing cybersecurity risks with accountability and transparency. This framework is rooted in collaboration between executive leadership, employee operational teams, and the Board of Directors, resulting in comprehensive oversight at every level of the organization.

Board Oversight

The Board of Directors oversees cybersecurity as part of its enterprise risk management responsibilities. The Audit Committee reviews cybersecurity risks, including IT internal controls, the use of artificial intelligence, business continuity plans, disaster recovery programs, and data protection initiatives. The Audit Committee also receives regular reports from management, including the CISO (as defined below), on key cybersecurity metrics, threat landscapes, risk mitigation strategies, and significant cybersecurity or data privacy incidents (if any).

Executive Leadership

Our cybersecurity program is led by the Chief Information Security Officer (“CISO”), a Certified Information Systems Security Professional (CISSP) with over 25 years of experience in technology, cybersecurity strategy, risk management, and regulatory compliance, including extensive industry experience. The CISO works closely with the Company’s executive leadership to implement and oversee the Company’s cybersecurity initiatives. The CISO is also responsible for broader IT governance and risk management, resulting in a cohesive approach to protecting our technology infrastructure and sensitive data.

AI Policy and Governance

Astrana Health recognizes the transformative potential of artificial intelligence (“AI”) in healthcare and the corresponding responsibility to implement it ethically and securely. Our AI policy and governance framework emphasizes transparency, fairness, and accountability in the use of AI technologies across our operations. This includes rigorous data privacy safeguards, continuous monitoring to mitigate algorithmic bias, and adherence to industry best practices and regulatory standards. An internal committee comprising experts in technology, legal, compliance, and healthcare operations works to ensure that AI deployments meet ethical and cybersecurity standards. Periodic audits and risk assessments are conducted to evaluate the performance, reliability, and security of AI systems in critical workflows.

Cross-Functional Collaboration

Astrana Health utilizes a cross-functional governance structure that engages enterprise risk management, compliance, IT, legal, privacy, and data governance teams. Our risk management / cyber working group, which includes certain of our senior leaders, including operations, finance, internal audit, IT, cyber, legal, and communications, meets at least four times per year to discuss significant risks to the Company identified by our enterprise-wide risk management process, including cybersecurity risks identified by our cybersecurity risk management program. The group also discusses the steps management has taken to identify, monitor, assess, and control or avoid such exposures and reviews performance measures against the Company’s risk appetite and tolerance and provides recommendations of corrective action where appropriate. This collaborative approach enables a holistic evaluation of cybersecurity risks and aims to ensure that identified threats are promptly addressed.

Cybersecurity Program Components

Astrana Health’s cybersecurity program employs a multi-layered approach, incorporating a wide range of policies, technologies, and processes to detect, prevent, and respond to cyber threats.

Proactive Monitoring and Threat Detection

We leverage advanced security technologies and tools to continuously monitor our IT systems and networks. Our 24/7 Security Operations Center is equipped to detect anomalies and respond to emerging threats in real-time, aiming to minimize the risk of undetected cyberattacks.

Employee Training and Awareness

Astrana Health fosters a culture of cybersecurity awareness through mandatory training programs, phishing simulations, and engagement campaigns. These efforts seek to enable employees to identify and report potential threats, thereby reducing organizational vulnerability to common attack vectors.

Data Encryption and Access Controls

Robust encryption protocols safeguard sensitive data, both in transit and at rest. Multi-factor authentication and role-based access controls further restrict unauthorized access, ensuring that only authorized personnel can access critical systems and information.

Incident Response and Recovery

Our comprehensive incident response plan outlines detailed procedures for addressing and recovering from cybersecurity incidents. This plan, which is integrated with our business continuity and disaster recovery strategies, aims to ensure operational resilience and timely remediation of affected systems.

Third-Party Risk Management

Vendors and service providers are rigorously vetted through a structured third-party risk management program. This process includes security assessments, contractual requirements for compliance with cybersecurity standards, and ongoing monitoring to ensure alignment with Astrana Health’s security policies.

Independent Audits and Assessments

External firms conduct regular penetration testing, Service Organization Controls (SOC) 2 audits, and other assessments to validate the effectiveness of our cybersecurity controls and identify areas for improvement.

Industry Standards and Benchmarks

Our cybersecurity program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Additionally, periodic tabletop exercises simulate real-world scenarios to test our readiness and improve our incident response capabilities.

Cybersecurity Incidents

Although we have been subject to breaches of our IT systems, including breaches of the IT systems of third-party service providers, the impact of such attacks has not been material to our business strategy, operations or results of operations, financial position, or cash flows through the date of this report. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect the Company. For additional information on the risks we face from cybersecurity threats, please refer to Part I, Item 1A, “Risk Factors” of this Form 10-K.

Item 2. Properties

Our corporate headquarters are located in Alhambra, California, where we lease approximately 35,000 square feet of office space in two adjacent buildings from a related party. We also lease approximately 47,500 square feet of office space in Monterey Park, California, from a related party and approximately 14,000 square feet of office space in Las Vegas, Nevada.

We lease other offices and medical spaces located in Los Angeles, Riverside, and San Mateo County in California. We also maintain offices and medical spaces in Nevada, Texas and New York. Monthly rental payments range from approximately $1,000 to $0.1 million and have terms that expire between April 2025 and, subject to options to extend provided thereunder, December 2045.

We believe our existing facilities are in good condition, suitable, and adequate for our current requirements. Based on current information and subject to future events and circumstances, we anticipate extending leases on our various facilities as necessary, as they expire, and leasing additional facilities to accommodate possible future growth.

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

Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under Note 14 — “Commitments and Contingencies,” to our consolidated financial statements in this Annual Report on Form 10-K, which disclosure is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Astrana’s common stock is listed on Nasdaq under the symbol “ASTH.”

Record Holders

As of March 6, 2025, there were approximately 662 holders of record of Astrana’s common stock based on our transfer agent’s report. Because many shares of Astrana’s common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record-holders.

Dividends

To date, we have not paid any cash dividends on Astrana’s common stock, and we do not contemplate the payment of cash dividends thereon in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors relevant to our ability to pay dividends, including any contractual restrictions contained in our Second Amended and Restated Credit Agreement or agreements related to other outstanding debt.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In December 2022, Astrana’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $50.0 million of its shares of common stock on the open market and through privately negotiated transactions. This share repurchase plan does not have an expiration date. The Board may suspend or discontinue the repurchase program at any time. This repurchase program does not obligate the Company to make additional repurchases at any specific time or situation. During the three months ended December 31, 2024, no shares were repurchased under the Company’s share repurchase plan. As of December 31, 2024, $40.5 million remained available under the repurchase plan.

The following table provides information about purchases made by the Company of shares of the Company’s common stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
October 1- October 31	4,914		$57.31	—	$40,461
November 1 - November 30	5,479		$43.96	—	$40,461
December 1 - December 31	7,978	(2)	$41.24	—	$40,461
Total	19,701		$46.35	—	$40,461

(1)
Includes shares repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

(2)
Includes 5,100 shares of common stock repurchased from a member of the Board of Directors on December 10, 2024.

On January 17, 2025, the Company repurchased 300,000 shares of the Company’s common stock from Allied Physicians of California, a Professional Medical Corporation (“APC”), pursuant to a stock repurchase agreement, for an aggregate purchase price of approximately $10.6 million, based on a purchase price per share of $35.17, which was the closing price of the Company’s common stock on Nasdaq on the date the agreement was executed. APC is a consolidated VIE affiliate whose common shareholders consists of 250+ original providers. APC owns Astrana stock, and although they’re treated as treasury stock, they are for the sole benefit of the original providers. Certain APC board members and officers are also board members and officers of Astrana. The Company’s Board of Directors and the Audit Committee of the Board of Directors approved the repurchase. This repurchase was not made under the Company’s repurchase plan.

Performance Measurement Comparison

The following chart compares our common stock's cumulative total return with the cumulative total return of the Russell 3000 Index and the S&P 500 Healthcare Index from December 31, 2019 to December 31, 2024. The annual changes for the five-year period shown in the graph are based on the assumption that $100 was invested in our common stock and in each index on December 31, 2019, and that all dividends were reinvested. The stock price performance in the line graph below does not necessarily indicate future stock price performance.

We believe the Russell 3000 Index is an appropriate independent broad market index because it measures the performance of similar-sized companies in numerous sectors. In addition, we believe the S&P 500 Health Care Index is an appropriate third-party published industry index because it measures the performance of healthcare companies.

	Indexed Returns for the Years Ended
Company/Index	Base Period 12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Astrana	$100.00	$99.24	$399.13	$160.73	$208.04	$171.27
Russell 3000 Index	100.00	120.89	151.91	122.73	154.59	191.39
S&P 500 Healthcare	100.00	111.43	138.35	133.44	133.85	135.06

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

Overview

Astrana Health, Inc. is a leading physician-centric, technology-powered, risk-bearing healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, Astrana operates an integrated, value-based healthcare model, which aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner. Together with our affiliated physician groups and consolidated entities, we cost-effectively provide coordinated outcomes-based medical care.

Through our RBOs with more than 10,000 contracted physicians, we were responsible for coordinating the care for approximately 1.1 million patients, primarily in California, as of December 31, 2024. These covered patients are comprised of managed care members whose health coverage is provided either through their employers, acquired directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care.

2024 Highlights

Astrana Health Recognized with Highest Elite Status in America’s Physician Groups 2024 Standards of Excellence

Eight of Astrana’s affiliates have been recognized as Elite status recipients in the 2024 Standards of Excellence (“SOE”) survey by America’s Physician Groups (“APG”), attaining the highest Elite five-star status in all categories. APG administers this annual comprehensive survey to evaluate which physician groups are best positioned to provide coordinated, patient-centered, and cost-effective care. Now in its 17th year, the APG SOE survey is recognized as the benchmark for evaluating achievements in healthcare delivery among accountable physician practices and organizations. The comprehensive survey assesses various categories, including the sophistication of health information technology, comprehensiveness of population health management programs, ability to provide patient-centered care and advanced primary care, and accountability for costs and quality outcomes.

Acquired and To Be Acquired Businesses and Assets

Agreement to Acquire Certain Assets and Businesses of Prospect

On November 8, 2024, the Company and certain direct and indirect subsidiaries party thereto entered into an Asset and Equity Purchase Agreement (the “Purchase Agreement”) with Prospect Medical Holdings, Inc. (“Prospect”), as Seller Representative, and the other parties thereto, pursuant to which, subject to satisfaction of customary conditions, the Company agreed to purchase all of the outstanding equity interests of Prospect Health Services RI, Inc. (d/b/a Prospect ACO Rhode Island), Alta Newport Hospital, LLC (d/b/a Foothill Regional Medical Center) and Prospect Health Plan, Inc., and substantially all the assets of certain direct and indirect subsidiaries of PHP Holdings, LLC (“PHPH”), for an aggregate purchase price of $745.0 million, subject to customary adjustments, plus the assumption of certain identified liabilities of the Sellers (the “Transaction”). The Company will finance the Transaction with its credit facility with Truist Bank (see “Recent Developments” below for additional information). On January 11, 2025, Prospect filed for bankruptcy under Chapter 11 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the Northern District of Texas. Certain businesses and assets of Prospect being acquired by the Company are subject to approval by the Bankruptcy Court and the timing of the proposed acquisition could be impacted by the bankruptcy filing and the Bankruptcy Court’s approval of relevant aspects thereof. It is currently anticipated that the Transaction will close in the middle of 2025. The Company cannot provide any assurance that the Transaction will close in a timely manner, or at all.

Prospect is an integrated care delivery system that facilitates and coordinates high-quality clinical care for all. With a network of around 3,000 primary care providers and 10,000 specialists across Southern California, Texas, Arizona, and Rhode Island, Prospect is enabling providers to deliver payer-agnostic, patient-centered care to approximately 610,000 members across Medicare Advantage, Medicaid, and Commercial lines of business. This strategic transaction will significantly expand the Company's provider network and should enhance its ability to offer increased access, quality, and value for its members. This transaction is expected to advance our ability to participate in value-based arrangements across Medicare and Medicaid and Commercial in a peer agnostic way, allowing us to make greater investments in local communities and align reimbursement with clinical outcomes. Further, the partnership will help ensure that healthcare remains local and personalized for patients across four states.

Collaborative Health Systems, LLC (“CHS”)

On October 4, 2024, the Company and its affiliated professional entity acquired all the outstanding membership interests relating to Collaborative Health Systems, LLC (“CHS”), Golden Triangle Physician Alliance, and Heritage Physician Networks for an aggregate purchase price of $37.5 million, subject to customary adjustments, plus earnout payments in an aggregate amount of up to $21.5 million. CHS partners with independent providers in caring for over 129,000 Medicare members across 17 states. The acquisition expands both Astrana's and CHS' payer-agnostic care delivery capabilities, which serve members across all lines of business, and further empower CHS' providers in the delivery of care to the communities it serves.

Elation Health

On July 17, 2024, the Company announced an agreement to partner with Elation Health, a clinical-first technology company powering innovation in primary care with more than 32,000 clinicians caring for over 15 million patients using its electronic health record platform. Jointly, the two organizations will work with a group of over 100 primary care providers serving over 20,000 primarily Medicare patients in the Hawaii market and support the group as it continues to grow while investing in high-quality, high-value, accessible primary and multi-specialty care. As part of its commitment to supporting the partnership, Astrana provided a $5.0 million convertible loan, which was subsequently converted on December 31, 2024, to acquire certain assets of Elation’s subsidiary.

Community Family Care Medical Group IPA, Inc. (“CFC”) and Advanced Health Management Systems, L.P. (“AHMS”)

In 2023, the Company entered into an Asset and Equity Purchase Agreement to acquire (i) all of the outstanding general and limited partnership interests of AHMS and (ii) substantially all the assets of CFC, in two closings. On January 31, 2024, the Company completed the first closing and acquired certain assets of CFC. On March 31, 2024, the Company completed the second closing and acquired all of the outstanding general and limited partnership interests of AHMS. As a result of the acquisition, the Company took on greater responsibility for the outcomes of the patients it serves with CFC’s full-risk Medicaid Restricted Knox-Keene license.

Other Acquisitions

In addition to the above, the Company also had other acquisitions throughout 2024 which comprised of acquiring assets from a risk-bearing provider organization with over 150 primary care and multi-specialty care providers which serve around 26,000 primarily Medicaid members in the Central Valley of California and purchasing 95% equity interests in a diagnostic and surgical center that also provides ambulatory surgery services.

Partnerships

Partnership with Anthem Blue Cross

On July 15, 2024, the Company announced a new partnership with Anthem Blue Cross to build and operate primary care clinics to improve access to high-quality healthcare for their shared members.

BASS Medical Group

On January 29, 2024, the Company announced its strategic long-term partnership with BASS Medical Group, one of the largest multi-specialty medical groups in the Greater San Francisco Bay Area. The two organizations will aim to bring high-quality care via value-based arrangements to patients of all insurance types, including Medicare, Medicaid, ACA Marketplace, and Commercial. Astrana has provided BASS Medical Group with a $20.0 million senior secured promissory note, which is intended to be used, in partnership with Astrana, to continue to grow their footprint and invest in high-quality, high-value, and accessible primary and multi-specialty care for communities across California. The BASS secured promissory note matures on January 11, 2031 and has an interest rate per annum equal to 2.9% plus the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (or a successor administrator) compounded annually.

Recent Developments

Second Amended and Restated Credit Agreement

On February 26, 2025, the Company amended its credit agreement with Truist Bank, in its capacities as administrative agent for the lenders. The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility to the Company of $300.0 million which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility to the Company of $250.0 million and (c) a five-year delayed draw term loan credit facility to the Company of $745.0 million. The term loan A and revolving credit facilities are intended to be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, pay transactions costs and expenses arising in connection with the Second Amended and Restated Credit Agreement, and provide for working capital needs and other general corporate purposes, and, in addition to the foregoing, the revolving credit facility will also be used to finance certain future permitted acquisitions and permitted investments and capital expenditures. The delayed draw term loan facility will be used to finance the Transaction.

Share Repurchase and Dividend

On January 15, 2025, the APC board approved the distribution of 699,896 of the Company’s shares and $5.5 million paid to its shareholders in February 2025. APC is a consolidated VIE affiliate whose common shareholders consists of 250+ original providers. APC’s common shareholders own shares of Astrana stock as part of the APC Transactions. Although the shares held by APC are treated as treasury stock, they are for the sole benefit of the original providers. Further on January 17, 2025, the Company repurchased 300,000 shares of the Company’s common stock from APC, pursuant to a stock repurchase agreement with APC, dated January 17, 2025, for an aggregate purchase price of approximately $10.6 million.

Key Financial Measures and Indicators

Operating Revenues

Our revenue, which is recorded in the period in which services are rendered and earned, primarily consists of capitation revenue, risk pool settlements and incentives, management fee income, and fee-for-services (“FFS”) revenue. The form of billing and related collection risk for such services may vary by type of revenue and the customer.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Our Adjusted EBITDA and Adjusted EBITDA margin are supplemental performance measures of our operations for financial and operational decision-making, and are used as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, and costs that were solely for the benefit of APC shareholders (“Excluded Assets”). The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

Results of Operations

2024 Compared to 2023

Our consolidated operating results for the year ended December 31, 2024, as compared to the year ended December 31, 2023 were as follows:

Astrana Health, Inc.

Consolidated Statements of Income (in thousands)

	Years Ended December 31,
	2024	2023	$ Change	% Change
Revenue
Capitation, net	$1,856,785	$1,215,614	$641,171	53%
Risk pool settlements and incentives	86,224	63,468	22,756	36%
Management fee income	13,979	38,677	(24,698)	-64%
Fee-for-service, net	62,331	59,658	2,673	4%
Other revenue	15,221	9,244	5,977	65%
Total revenue	2,034,540	1,386,661	647,879	47%
Operating expenses
Cost of services, excluding depreciation and amortization	1,763,152	1,171,703	591,449	50%
General and administrative expenses	154,111	112,597	41,514	37%
Depreciation and amortization	27,927	17,748	10,179	57%
Total expenses	1,945,190	1,302,048	643,142	49%
Income from operations	89,350	84,613	4,737	6%
Other income (expense)
Income from equity method investments	4,451	5,579	(1,128)	-20%
Interest expense	(33,097)	(16,102)	(16,995)	106%
Interest income	14,508	14,208	300	2%
Unrealized gain (loss) on investments	731	(4,581)	5,312	-116%
Other income	4,875	6,121	(1,246)	-20%
Total other income (expense), net	(8,532)	5,225	(13,757)	-263%
Income before provision for income taxes	80,818	89,838	(9,020)	-10%
Provision for income taxes	30,886	31,989	(1,103)	-3%
Net income	$49,932	$57,849	$(7,917)	-14%

Net income (loss) attributable to noncontrolling interests	6,783	(2,868)	9,651	-337%
Net income attributable to Astrana Health, Inc.	$43,149	$60,717	$(17,568)	-29%

Adjusted EBITDA	$170,370	$146,587	$23,783	16%

Risk-Bearing Organizations and Patients

As of December 31, 2024 and 2023, we managed a total of 20 and 15 independent risk-bearing organizations, including both affiliated and non-affiliated, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1.1 million and 0.9 million, respectively.

Revenue

Our total revenue in 2024 was $2,034.5 million, as compared to $1,386.7 million in 2023, an increase of $647.9 million or 47%. The increase in total revenue was primarily attributable our recent acquisitions within our Care Partners segment, along with enrollees transitioning to full risk through the Company’s Restricted Knox-Keene plans.

Cost of Services, Excluding Depreciation and Amortization

Expenses related to the cost of services, excluding depreciation and amortization, in 2024 were $1,763.2 million, compared to $1,171.7 million in 2023, an increase of $591.4 million or 50%. The overall increase was primarily due to increased participation in a value-based Medicare FFS model, medical costs associated with both professional and institutional risk of our Restricted Knox-Keene licensed health plan, and increased patient visits, which were commensurate to our increase in revenue.

General and Administrative Expenses

General and administrative expenses in 2024 were $154.1 million, compared to $112.6 million in 2023, an increase of $41.5 million or 37%. This increase was primarily due to an increase in headcount and personnel-related costs to support the continued growth in the depth and breadth of our operations and nonrecurring costs related to acquisitions.

Depreciation and Amortization

Depreciation and amortization expenses were $27.9 million and $17.7 million for the years ended December 31, 2024 and 2023, respectively, an increase of $10.2 million. This amount includes depreciation of property and equipment and the amortization of intangible assets. The increase was primarily related to the amortization of our acquired intangibles as a result of our recent business combinations, partially offset by decreased depreciation associated with property and equipment related to real estate assets that were solely for the benefit of APC’s common shareholders. On December 26, 2023, a restructuring transaction occurred to spin-off the real estate business and investments (“Excluded Assets Spin-off”).

Income From Equity Method Investments

Income from equity method investments in 2024 was $4.5 million, compared to $5.6 million in 2023, a decrease of $1.1 million. This amount includes the Company’s portion of the equity method investment’s net earnings or losses. The decrease was primarily due to a decrease in income from APC’s equity method investment in LaSalle Medical Associates
– IPA Line of Business.

Interest Expense

Interest expense in 2024 was $33.1 million, compared to $16.1 million in 2023, an increase of $17.0 million. The increase in interest expense for the year was primarily due to an increase in amounts borrowed under the Amended Credit Facility. As of December 31, 2024, the Company borrowed $428.2 million on the Amended Credit Agreement, net of payments, compared to $280.0 million as of December 31, 2023.

Interest Income

Interest income in 2024 was $14.5 million, compared to $14.2 million in 2023, an increase of $0.3 million. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loan receivables.

Unrealized Gain (Loss) on Investments

Unrealized gain on investments in 2024 was $0.7 million, compared to an unrealized loss on investments of $4.6 million in 2023, an increase of $5.3 million. The increase to an unrealized gain on investments was primarily driven by changes in the fair value of equity securities that remained unsold as of December 31, 2024.

Other Income

Other income in 2024 was $4.9 million, as compared to other income of $6.1 million in 2023, a decrease of $1.2 million primarily related to APC’s Excluded Assets Spin-off.

Provision for Income Taxes

Provision for income taxes was $30.9 million in 2024, as compared to $32.0 million in 2023, a decrease of $1.1 million. The decrease in the income tax expense is primarily related to the benefits associated with the 2023 tax structuring.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to non-controlling interests was $6.8 million in 2024, as compared to a net loss of $2.9 million in 2023, an increase of $9.7 million. The increase was primarily attributable to absence of expenses incurred by APC’s Excluded Assets since they were spun-off in 2023.

Net Income Attributable to Astrana Health, Inc.

Net income attributable to Astrana Health, Inc. was $43.1 million in 2024, as compared to net income of $60.7 million in 2023, a decrease of $17.6 million. The decrease was primarily due to an increase in interest expense and income attributable to noncontrolling interests and partially offset by an increase in unrealized gain on investments.

Adjusted EBITDA

Adjusted EBITDA was $170.4 million, as compared to $146.6 million in 2023, an increase of $23.8 million. The increase was primarily due to an increase in gross profit as a result of more affiliated RBOs and increased managed lives. This is primarily attributable to our recent acquisitions with our Care Partners segment. See “Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin” below for additional information.

2023 Compared to 2022

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024 for a discussion of the Company’s results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Segment Financial Performance

The Company has three reportable segments: Care Partners, Care Delivery, and Care Enablement. The Company evaluates the performance of its operating segments based on segment revenue growth and operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. For more information about our segments, see Note 1—“Description of Business” and Note 20— “Segments” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.

2024 Segments Compared to 2023 Segments

The following table sets forth our revenue and operating income by segment for the year ended December 31, 2024, as compared to the year ended December 31, 2023:

	Years Ended December 31,
Segment Revenue (in thousands)	2024	2023	$ Change	% Change
Care Partners	$1,949,033	$1,284,081	$664,952	52%
Care Delivery	$136,668	$117,943	$18,725	16%
Care Enablement	$155,448	$135,824	$19,624	14%

	Years Ended December 31,
Segment Operating Income (in thousands)	2024	2023	$ Change	% Change
Care Partners	$141,238	$91,721	$49,517	54%
Care Delivery	$103	$5,873	$(5,770)	(98)%
Care Enablement	$18,267	$19,077	$(810)	(4)%

Care Partners Segment

Revenue increased $665.0 million and operating income increased $49.5 million for the year ended December 31, 2024, compared to the corresponding period in 2023. The increase in total revenue and operating income was primarily attributable to our recent acquisitions within our Care Partners segment, along with enrollees transitioning to full risk through the Company’s Restricted Knox-Keene plans, and revenue from MSSP, as it was the first year the Company participated in the program.

Care Delivery Segment

Revenue increased $18.7 million and operating income decreased $5.8 million for the year ended December 31, 2024, compared to the corresponding period in 2023. The increase in revenue was primarily driven by increased volume in patient visits at our primary, multi-specialty, and ancillary Care Delivery entities and over 10% increase in our clinic sites. The decrease in operating income was due to an increase in expenses incurred related to our newer clinic locations that opened.

Care Enablement Segment

Revenue increased $19.6 million and operating income decreased $0.8 million for the year ended December 31,2024, compared to the corresponding period in 2023. The increase in revenue was due to more managed independent physician groups. As of December 31, 2024 and 2023, the total number of affiliated physician groups we managed were 20 groups and 15 groups, respectively. The decrease in operating income was due to increased personnel-related costs to support the increase in our managed Care Partners and Care Delivery segment.

2023 Segments Compared to 2022 Segments

The following table sets forth our revenue and operating income by segment for the year ended December 31, 2023, as compared to the year ended December 31, 2022:

	Years Ended December 31,
Segment Revenue (in thousands)	2023	2022	$ Change	% Change
Care Partners	$1,284,081	$1,051,464	$232,617	22%
Care Delivery	$117,943	$95,776	$22,167	23%
Care Enablement	$135,824	$120,200	$15,624	13%

	Years Ended December 31,
Segment Operating Income (Loss) (in thousands)	2023	2022	$ Change	% Change
Care Partners	$91,721	$85,222	$6,499	8%
Care Delivery	$5,873	$8,971	$(3,098)	(35)%
Care Enablement	$19,077	$27,041	$(7,964)	(29)%

Care Partners Segment

Revenue and operating income increased $232.6 million and $6.5 million, respectively, for the year ended December 31, 2023, compared to the corresponding period in 2022. The increase in revenue and operating income was primarily driven by membership growth in our ACO participating in a value-based Medicare FFS model and our acquisition of a Restricted Knox-Keene licensed health plan in 2023. The increase in revenue was partially offset by a decrease in incentive revenue due to the Company recognizing the shared savings from the NGACO program in 2022 for the 2021 performance year.

Care Delivery Segment

Revenue increased $22.2 million and operating income decreased $3.1 million for the year ended December 31, 2023, compared to the corresponding period in 2022. The increase in revenue was primarily due to more clinic locations opening during 2023 from our primary, multi-specialty, and ancillary Care Delivery entities. The decrease in operating income was due to more costs incurred for expanding to new locations.

Care Enablement Segment

Revenue increased $15.6 million and operating income decreased $8.0 million for the year ended December 31, 2023, compared to the corresponding period in 2022. The increase in revenue was due to more managed independent physician groups. As of December 31, 2023 and 2022, the total number of affiliated physician groups we managed were 15 groups and 14 groups, respectively. The decrease in operating income was due to increased personnel-related costs to support the increase in our managed independent physician groups.

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin(1)

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in thousands)	2024		2023
Net income	$49,932		$57,849
Interest expense	33,097		16,102
Interest income	(14,508)		(14,208)
Provision for income taxes	30,886		31,989
Depreciation and amortization	27,927		17,748
EBITDA	127,334		109,480

Income from equity method investments	(4,451)		(5,149)
Other, net	12,951	(2)	6,228	(3)
Stock-based compensation	34,536		22,040
APC excluded assets costs	—		13,988
Adjusted EBITDA	$170,370		$146,587

Total Revenue	$2,034,540		$1,386,661

Adjusted EBITDA margin(1)	8%		11%

(1)
The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

(2)
Other, net for the year ended December 31, 2024 relates to transaction costs incurred for our investments and tax restructuring fees, anticipated recoveries from one time losses relating to third party payor payments associated with the CHS transaction, financial guarantee via a letter of credit that we provided almost three years ago in support of two local provider-led ACOs, reimbursement from a related party of the Company for taxes associated with the December 2023 Excluded Assets Spin-off, non-cash gain on debt extinguishment related to one of our promissory note payables, non-cash realized loss from the sale of one of our marketable equity securities, non-cash changes related to change in the fair value of our call option, change in the fair value of our financing obligation to purchase the remaining equity interests in one of our investments, changes in the fair value of our contingent liabilities, and changes in the fair value of the Company's Collar Agreement.
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

Use of Non-GAAP Financial Measures

This Annual Report on Form 10-K contains the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net income. These measures are not in accordance with, or alternatives to, GAAP, and may be calculated differently from similar non-GAAP financial measures used by other companies. The Company uses Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making and as a supplemental means of evaluating period-to-period comparisons consistently. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, and APC excluded assets costs. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

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

Liquidity and Capital Resources

Cash, cash equivalents, and investments in marketable securities at December 31, 2024 totaled $290.8 million. Working capital totaled $272.9 million at December 31, 2024, compared to $242.8 million at December 31, 2023, an increase of $30.1 million.

We have historically financed our operations primarily through internally generated funds and borrowings on long-term debt. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, and FFS reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. The Company also had the Amended Credit Agreement, which provided for a five-year revolving credit facility of $400.0 million and a term loan of up to $300.0 million, expiring in June 2026 and November 2028, respectively. In February 2025, the Company entered into the Second Amended and Restated Credit Agreement which amended and restated the Amended Credit Agreement and provides for a five-year revolving credit facility of $300.0 million, a term loan of $250.0 million, and a delayed draw term loan of $745.0 million, which are primarily intended to be used to refinance certain existing indebtedness and fund the costs associated with closing the Transaction. In addition, we have a current shelf registration statement filed with the SEC under which we may issue common stock, preferred stock, debt securities, and other securities that may be offered in one or more offerings on terms to be determined at the time of the offering. We believe we have sufficient liquidity to fund our operations through at least the next 12 months and the foreseeable future.

Cash Flow Activities

Our cash flows for the years ended December 31, 2024 and 2023 are summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$52,198	$68,227	$(16,029)	(23)%
Net cash used in investing activities	(192,395)	(65,523)	(126,872)	194%
Net cash provided by financing activities	135,146	3,421	131,725	*
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,051)	$6,125	$(11,176)	(182)%

* Percentage change of over 500%

Our change in net cash, cash equivalents, and restricted cash decreased by $11.2 million from $6.1 million net cash inflows in the year ended December 31, 2023, to $5.1 million net cash outflows in the year ended December 31, 2024.

Cash provided by operating activities during the year ended December 31, 2024, was $52.2 million, as compared to $68.2 million during the year ended December 31, 2023. The decrease in cash provided by operating activities was primarily driven by adjusted net income and changes in working capital. For the year ended December 31, 2024, net income exclusive of depreciation and amortization, amortization of debt issuance costs, share-based compensation, non-cash lease expense, changes in fair value of contingent consideration liabilities, gain on debt extinguishment, unrealized gains or losses, income from equity method investments, gains or losses from distribution or consolidation of investments, deferred tax and other was $115.8 million compared to $91.6 million for the year ended December 31, 2023. Working capital for the year ended December 31, 2024, decreased operating cash flow by $63.6 million, compared to a $23.4 million decrease in operating cash flow at December 31, 2023. The change in working capital for the year ended December 31, 2024, was mainly driven by a decrease in accounts payable and accrued expenses due to timing of payments, a decrease from prepaid expenses and other current assets, an increase in receivables, net, primarily due to timing of our receivables, including risk pool settlements that occur approximately 18 months after the risk pool performance year is completed, and a decrease from income taxes payable as a result of timing of income tax payments. The decrease in working capital was partially offset by a decrease in our receivables, net — related parties, decrease in other receivables, net, and an increase in our medical liabilities. The decrease in our receivable, net — related parties and other receivables, net was attributable to cash received from our related party hospital risk pool arrangements and collections on reimbursements, respectively. The increase in our medical liabilities was attributable to the timing of claims paid.

Cash used in investing activities during the year ended December 31, 2024, was $192.4 million, primarily due to payments for business and asset acquisitions, net of cash acquired of $146.3 million, issuance of loans of $26.0 million, purchases of property and equipment of $8.0 million, purchase of an equity method investment of $6.0 million, purchase of a call option issued in conjunction with an equity method investment of $3.9 million, purchase of a privately held investment for $2.5 million, and purchase of marketable securities of $0.1 million. The cash used in investing activities was partially offset by proceeds from the repayment of promissory notes of $0.3 million and proceeds from the sale of marketable securities of $0.1 million. Cash used in investing activities during the year ended December 31, 2023, was $65.5 million, primarily due to purchases of property and equipment of $28.5 million, issuance of loans of $26.5 million, business acquisition, net of cash, of $6.5 million, purchase of investments in privately held entities for payments for $4.0 million, contributions to an equity method investment of $0.7 million, and purchase of marketable securities of $2.2 million. The cash used in investing activities was partially offset by proceeds from the repayment of promissory notes of $2.7 million and proceeds from the sale of marketable securities of $0.5 million.

Cash provided by financing activities during the year ended December 31, 2024, was $135.1 million, as compared to cash provided by financing activities of $3.4 million for the year ended December 31, 2023. Cash provided by financing activities during the year ended December 31, 2024, was primarily attributable to borrowings on long-term debt totaling $171.9 million, proceeds from the exercise of stock options of $0.8 million, proceeds from ESPP purchases of $0.3 million, and proceeds from the sale of non-controlling interest of $0.2 million. This was partially offset by repayments of debt of $18.5 million, payment of a financing obligation of $8.5 million, tax payments from net share settlement of restricted stock awards and units of $4.7 million, dividend payments of $4.0 million, repurchase of treasury shares of $0.9 million, repayment of finance lease obligations of $0.7 million, and payment of contingent liabilities of $0.5 million. Cash provided by financing activities during the year ended December 31, 2023, was primarily attributable to borrowings on our debt of $284.5 million and proceeds from the exercise of stock options of $1.5 million. This was partially offset by repayment of debt for $204.7 million, dividends payments of $62.1 million, repurchase of common shares of $10.2 million, debt issuance costs of $3.9 million for our Amended Credit Agreement, payments related to our contingent liabilities of $1.0 million, and repayment of finance lease obligations of $0.7 million.

Credit Facilities

The Company’s debt balance consisted of the following (in thousands):

December 31, 2024
Term Loan	$281,500
Revolver Loan	146,732
Promissory Note Payable	9,875
Total debt	438,107

Less: Current portion of debt	(9,375)
Less: Unamortized financing costs	(3,433)
Long-term debt	$425,299

The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2025*	$16,875
2026	169,232
2027	34,250
2028	217,750
Total	$438,107

* Of the future commitments in 2025, $9.4 million was classified within current portion of long-term debt on the consolidated balance sheets as a result of the refinancing as a part of the Second Amended and Restated Credit Agreement with Truist Bank on February 26, 2025 (see “Amended Credit Agreement” below for definition and additional information). This portion represents the portion of the short-term obligation as of December 31, 2024 that was not extended into a long-term obligation through the refinancing.

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

On December 20, 2022, an amendment was made to the Amended Credit Facility, in which all amounts borrowed under the Amended Credit Agreement as of the effective date were automatically converted from London Interbank Offered Rate (“LIBOR”) Loans to Secured Overnight Financing Rate (“SOFR”) Loans with an initial interest period of one month on and as of the amendment effective date.

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

On February 26, 2025, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with Truist Bank, in its capacities as administrative agent for the lenders, issuing bank, swingline lender and a lender, and the banks and other financial institutions from time to time party thereto, to, among other things, amend and restate the Amended Credit Agreement. The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility to the Company of $250.0 million and (c) a five-year delayed draw term loan credit facility to the Company of $745.0 million. The term loan A and revolving credit facilities are intended to be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, pay transactions costs and expenses arising in connection with the Second Amended and Restated Credit Agreement, and provide for working capital needs and other general corporate purposes, and, in addition to the foregoing, the revolving credit facility will also be used to finance certain future permitted acquisitions and permitted investments and capital expenditures. The delayed draw term loan facility will be used to finance the Transaction.

See Note 10—“Credit Facility, Bank Loans, and Lines of Credit” and Note 22–“Subsequent Events” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information on the Amended Credit Agreement and Second Amended and Restated Credit Agreement, respectively.

Promissory Note Payable

On April 1, 2024, the Company received $8.3 million as a promissory note with a maturity date of March 31, 2027. I Health may accelerate the maturity date if the Company does not exercise the I Health Call Options. On July 1, 2024, an amendment was made to the I Health Promissory Note that, among other things, increased the original principal amount by an additional $1.6 million. As a result, the total amount payable under the I Health Promissory Note is $9.9 million. See Note 10—“Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information on the Promissory Note Payable.

Deferred Financing Costs

As of December 31, 2024, the Amended Credit Agreement had unamortized deferred financing costs of $4.3 million, of which $0.9 million of unamortized deferred financing costs was recognized in other assets in the accompanying consolidated balance sheets, and consisted of unamortized deferred financing costs related to unborrowed amounts available on the Revolver Loan, and $3.4 million of unamortized deferred financing costs was recorded as a direct reduction against the amounts borrowed on the Term Loan and Revolver.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the years ended December 31, 2024, 2023, and 2022 was 7.05%, 6.19%, and 3.22%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the years ended December 31, 2024, 2023, and 2022 of $1.8 million, $1.1 million, and $0.9 million, respectively.

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

Standby Letters of Credit

Under the Amended Credit Agreement, the Company established irrevocable standby letters of credit with Truist Bank for a total of $25.0 million for the benefit of CMS and certain health plans as of December 31, 2024. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present, or any future expiration date.

Certain IPAs consolidated by the Company established irrevocable standby letters of credit with a financial institution for a total of $2.1 million for the benefit of certain health plans as of December 31, 2024. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which require management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and to the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience and various other assumptions the Company believes are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that the accounting policies discussed below are those that are most important to the presentation of its financial condition and results of operations and that require its management’s most difficult, subjective, and complex judgments. Our significant accounting policies are described in Note 2 —“Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K.

Principles of Consolidation

The consolidated balance sheets as of December 31, 2024 and 2023 and consolidated statements of income for the years ended December 31, 2024, 2023, and 2022 include Astrana’s wholly owned subsidiaries and consolidated variable interest entities (“VIEs”).

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment assessment, accrual of medical liabilities (incurred but not reported (“IBNR”) claims), determination of hospital shared-risk and health plan shared-risk revenue and receivables (including estimations of affiliated hospitals’ claims costs which involves assumptions for IBNR, such as utilization of healthcare services, historical payment patterns, cost trends, seasonality, changes in membership, and other factors), income tax-valuation allowance, share-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Receivables and Receivables – Related Parties

The Company’s receivables are comprised of accounts receivable, capitation and fee for service receivable, risk pool settlements, incentive receivables, management fee income, and other receivables. Accounts receivable are recorded and stated as the amount expected to be collected.

The Company’s receivables – related parties are comprised of risk pool settlements, management fee income, and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.

Capitation receivables relate to each health plan’s capitation and are usually received by the Company in the month following the month of service. Capitation receivables also include receivables from CMS related to the Company’s participation in the ACO REACH model. Risk pool settlements and incentive receivables mainly consist of the Company’s hospital shared-risk pool receivable, which is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consist of amounts due from the seller associated with acquisitions, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.

The Company maintains reserves for potential credit losses on the receivables. Management reviews the composition of the Company’s receivables and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected, and adjustments are recorded when necessary. Reserves are recorded based on historical trends. Any change in such estimate of reserves are recorded in the period when such change is identified.

Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided, and collection is reasonably likely to occur. Regarding the credit loss standard, the Company continuously monitors its collections of receivables. Our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (“CECL”) model.

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, restricted cash, investment in marketable securities, receivables, loans receivable – related parties, accounts payable, certain accrued expenses, capital lease obligations, bank loan, line of credit – related party, and long-term debt. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values due to the short maturity of these instruments. The carrying amount of the loan receivables – related parties, net of current portion, bank loan, capital lease obligations line of credit - related party, and long-term debt approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality. The FASB’s Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosures of the inputs to valuations used to measure fair value.

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

Business Combinations

The Company uses the acquisition method of accounting for all business combinations, which requires assets and liabilities of the acquiree to be recorded at fair value, to measure the fair value of the consideration transferred, including contingent consideration, to be determined on the acquisition date, and to account for acquisition-related costs separately from the business combination which are expensed as incurred.

Intangible Assets and Long-Lived Assets

Intangible assets with finite lives include network relationships, management contracts, member relationships, patient management platform, tradename/trademarks, and developed technology. The valuations of these intangible assets are based on the multi-period excess earnings method, cost to recreate method, or the relief from royalty method. Network relationships are amortized based on the discounted cash flow rate or using the straight-line method. Management contracts, patient management platform, and tradename/trademarks are amortized using the straight-line method. Member relationships are amortized using the discounted cash flow method. Intangible assets are net of accumulated amortization and impairment losses, if any.

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

Goodwill and Intangible Assets

Under ASC 350, Intangibles – Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment under a two-step process.

•
Step 1—Under a qualitative assessment, determine if there are indicators of impairment. If so, proceed to Step 2.
•
Step 2—Under a quantitative assessment, if the fair value of each reporting unit is less than its carrying value, there is an impairment.

The Company may also elect to skip the qualitative testing and proceed directly to quantitative testing. The Company’s four reporting units consist of the following:

•
Care Partners – IPA;
•
Care Partners – ACO;
•
Care Delivery; and
•
Care Enablement.

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

Capitation, Net

The Company participates in the ACO REACH model with CMS. By entering into a contract with CMS, an ACO voluntarily takes on operational, financial, and legal responsibilities and risks that no party has, individually or collectively, under the existing FFS model. For each performance year, CMS will pay a total benchmark amount, determined unilaterally by CMS in advance but subject to prospective adjustments throughout the year, for the totality of care provided to the ACOs’ population of aligned beneficiaries over the course of that year. The benchmark is net of a quality withholding applied by CMS. At the end of each performance year, a portion, or all, of the quality withholding can be earned based on the ACOs’ performance. ACO REACH capitation revenue is recognized based on the estimated transaction price to transfer the service for a distinct increment of the series (i.e., month) and is recognized net of quality incentives/penalties. We recognize revenue related to the ACO Reach Model within capitation revenue in our consolidated statements of income because of the similar shared characteristics to our other capitation revenue. Revenue is recorded on a gross basis and is comprised of capitated fees for medical services provided, for which the Company is assigned the responsibility and management of.

Risk Pool Settlements and Incentives

Certain IPAs enter into hospital shared-risk capitation arrangements with certain health plans and local hospitals, where the hospital is responsible for providing, arranging, and paying for institutional risk, and the IPA is responsible for providing, arranging, and paying for professional risk. Under a hospital shared-risk pool-sharing agreement, the IPA generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under hospital shared-risk capitation arrangements are recognized using the most likely amount methodology, and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The receivables related to these risk pool arrangements incorporate estimates of the affiliated hospitals’ claims costs, including IBNR claims which include actuarial methods based on utilization of healthcare services, historical payment patterns, cost trends, seasonality, changes in membership, and other factors.

Under capitated arrangements with certain HMOs, certain IPAs participate in one or more health plan shared-risk arrangements relating to the provision of institutional services to enrollees and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Health plan shared-risk arrangements are entered into with certain health plans, which are administered by the health plan, where the IPA is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital, and therefore the health plan retains the institutional risk. Health plan shared-risk deficits, if any, are not payable until and unless (and only to the extent) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished. Final settlement of risk pools for prior contract years generally occurs in the third or fourth quarter of the following year. The Company has limited insight from the health plans on the amount and timing of the health plan shared-risk payments. These amounts are considered to be fully constrained and only recorded when such payments can be reasonably estimated and to the extent that it is probable that a significant reversal will not occur once such settlement occurs.

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

Share-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors, and consultants. From time to time, the Company issues shares of its common stock to its employees, directors, and consultants, which shares may be subject to the Company’s repurchase right (but not obligation), that vest based on time-based and/or performance-based vesting schedules. The value of share-based awards is recognized as compensation expense and adjusted for forfeitures as they occur. Compensation expenses for time-based awards are recognized on a cumulative straight-line basis over the vesting period of the awards. Share-based awards with performance conditions are recognized to the extent the performance conditions are probable to be achieved. Compensation expenses for performance-based awards are recognized on an accelerated attribution method. The grant date fair value of the restricted stock awards is the grant date’s closing market price of the Company’s common stock. The fair value of options granted is determined using the Black-Scholes option pricing model and includes several assumptions, including expected term, expected volatility, expected dividends, and risk-free rates. The expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The expected stock price volatility is determined based on an average of historical volatility. The expected dividend yield is based on the Company’s expected dividend payouts. The risk-free interest rate is based on the U.S. Constant Maturity curve over the expected term of the option at the time of grant.

Leases

The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that were provided by the new standard comprised of the following:

•
The election for classes of underlying assets to not separate non-lease components from lease components, and
•
The election for short-term lease recognition exemption for all leases with under twelve-month terms.

The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.

Variable Interest Model

If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company — that is, the Company has:

•
The power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and
•
The obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (economics).

The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary.

Investment in Other Entities — Equity Method

The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee. During the year ended December 31, 2024, the Company recognized no impairment loss.

Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs in which the Company is the primary beneficiary. Non-controlling interests represent third-party equity ownership interests (including equity ownership interests held by certain VIEs) in the Company’s consolidated entities. Net income (loss) attributable to non-controlling interests is disclosed in the consolidated statements of income.

Mezzanine Deficit

Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes non-controlling interests in APC as mezzanine deficit in the consolidated financial statements. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of December 31, 2024 and 2023.

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

The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken, or expected to be taken, in a tax return in order to be recognized in the consolidated financial statements. Once the recognition threshold is met, the tax position is measured to determine the actual amount of benefit to recognize in the consolidated financial statements.

Effect of New Accounting Standards

See “Recent Accounting Pronouncements” under Note 2—“Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Borrowings under the Term Loan provided for under our Amended Credit Agreement, as of December 31, 2024, were $281.5 million. The Term Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement), plus a spread from 1.50% to 2.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement), or (b) a base rate, plus a spread of 0.50% to 1.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of December 31, 2024, the Company had borrowed $146.7 million under the Revolver Loan. The Revolver Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate (as defined in the Amended Credit Agreement), adjusted for any Term SOFR Adjustment (as defined in the Amended Credit Agreement) plus a spread ranging from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement), or (b) a base rate, plus a spread ranging from 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. Borrowings under the Promissory Note Payable with I Health, as of December 31, 2024, was $9.9 million. The promissory note has an interest rate of 4.30% per annum on the principal amount. The Company has entered into a collar agreement for its Revolver Loan to effectively convert its floating-rate debt to a fixed-rate basis. The interest rate collar sets a cap of 5.00% and a floor of 2.34% for the SOFR portion of the interest rate. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings would have increased our interest expense for the year ended December 31, 2024 by $3.8 million or decreased our interest expense by $4.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Astrana Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astrana Health, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, mezzanine and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2025 expressed an unqualified opinion thereon.

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

Valuation of Incurred but not Reported (IBNR) Claims Liability

Description of the Matter

At December 31, 2024, the Company’s medical liabilities totaled $209.0 million. As discussed in Note 2 of the consolidated financial statements, medical liabilities include reserves for incurred but not reported (“IBNR”) claims. The IBNR liability is an estimate that management developed using actuarial methods and is based on numerous variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors.

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

To test the IBNR liability, our audit procedures included, among others, testing the completeness and accuracy of data used in the Company’s models by testing reconciliations of underlying claims and membership data recorded in source systems to the actuarial reserve models, and comparing claims to source documentation. With the assistance of our actuarial specialists, we compared management’s methods and assumptions used in their analysis with historical experience, consistency with generally accepted actuarial methodologies used within the industry, and observable healthcare trend levels within the markets the Company operates. With the assistance of our actuarial specialists, we used the Company’s underlying claims and membership data to develop an independent range of IBNR estimates and compared management’s recorded IBNR liability to our range. Additionally, we performed a hindsight review of prior period estimates using subsequent claims development, and we evaluated management’s disclosures in the financial statements surrounding IBNR.

Related Party Risk Pool Settlements and Related Receivables

Description of the Matter

As discussed in Note 2 of the consolidated financial statements, certain IPAs enter into hospital shared-risk capitation arrangements with certain health plans and local related party hospitals, where the hospital is responsible for providing, arranging, and paying for institutional risk, and the IPA is responsible for providing, arranging, and paying for professional risk. Under a hospital shared-risk pool-sharing agreement, the IPA generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with health plans after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under hospital shared risk capitation arrangements are recognized using the most likely amount methodology, and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The receivables related to these risk pool arrangements incorporate estimates of the affiliated hospitals’ claims costs, including IBNR claims which include actuarial methods based on utilization of healthcare services, historical payment patterns, cost trends, seasonality, changes in membership, and other factors.

Auditing management’s estimate of the risk pool settlements and related receivables involved a high degree of subjectivity due to the complexity of the models used by management and the nature of the significant assumptions used in the estimation of IBNR claims incorporated within such estimate. We involved our actuarial specialists to assist with the testing due to the highly judgmental nature of assumptions used in the valuation process, including completion factors and per member per month trend factors. These assumptions have a significant effect on the valuation of the affiliated hospitals’ risk pool settlements and related receivables.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for estimating risk pool settlements and related receivable amounts. We tested management review controls over completion factor and per member per month trend factor assumptions, and management’s review of actuarial methods used to calculate the IBNR claims included within the estimate of risk pool settlements and related receivable amounts, including the completeness and accuracy of data inputs and outputs of those models.

Our audit procedures included, among others, confirming the external data used in the calculations of risk pools directly with the related party hospitals and performing a hindsight analysis to assess how precise the Company’s prior year estimates were compared to the final settled amounts. To test the IBNR claims incorporated within the estimate of risk pool settlements and related receivable amounts, with the assistance of our actuarial specialists, we compared management’s methods and assumptions used in their analysis with historical experience, consistency with generally accepted actuarial methodologies used within the industry, and observable healthcare trend levels within the markets the Company operates. With the assistance of our actuarial specialists, we used the affiliated hospitals’ underlying claims and membership data to develop an independent range of IBNR claims and compared management’s estimated IBNR claims to our range.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Los Angeles, California

March 14, 2025

ASTRANA HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets

Current assets
Cash and cash equivalents	$288,455	$293,807
Investment in marketable securities	2,378	2,498
Receivables, net	225,733	76,780
Receivables, net – related parties	50,257	58,980
Income taxes receivable	19,316	10,657
Other receivables	29,496	1,335
Prepaid expenses and other current assets	22,861	17,450

Total current assets	638,496	461,507

Non-current assets
Property and equipment, net	14,274	7,171
Intangible assets, net	118,179	71,648
Goodwill	419,253	278,831
Income taxes receivable	15,943	15,943
Loans receivable, non-current	51,266	26,473
Investments in other entities – equity method	39,319	25,774
Investments in privately held entities	8,896	6,396
Restricted cash	646	345
Operating lease right-of-use assets	32,601	37,396
Other assets	16,021	1,877

Total non-current assets	716,398	471,854

Total assets(1)	$1,354,894	$933,361

Liabilities, Mezzanine Deficit, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$106,142	$59,949
Fiduciary accounts payable	8,223	7,737
Medical liabilities	209,039	106,657
Dividend payable	638	638
Finance lease liabilities	554	646
Operating lease liabilities	5,350	4,607
Current portion of long-term debt	9,375	19,500
Other liabilities	26,287	18,940

Total current liabilities	365,608	218,674

	December 31, 2024	December 31, 2023

Non-current liabilities
Deferred tax liability	4,555	4,072
Finance lease liabilities, net of current portion	607	1,033
Operating lease liabilities, net of current portion	30,654	36,289
Long-term debt, net of current portion and deferred financing costs	425,299	258,939
Other long-term liabilities	14,003	3,586

Total non-current liabilities	475,118	303,919

Total liabilities(1)	840,726	522,593

Commitments and contingencies (Note 14)

Mezzanine deficit
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	(202,558)	(205,883)

Stockholders’ equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized as of December 31, 2024 and December 31, 2023
Series A Preferred stock, zero authorized and issued and zero outstanding as of December 31, 2024 and 1,111,111 authorized and issued and zero outstanding as of December 31, 2023	—	—
Series B Preferred stock, zero authorized and issued and zero outstanding as of December 31, 2024 and 555,555 authorized and issued and zero outstanding as of December 31, 2023	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 47,929,872 and 46,843,743 shares issued and outstanding, excluding 10,603,849 and 10,584,340 treasury shares, as of December 31, 2024 and December 31, 2023, respectively	48	47
Additional paid-in capital	426,389	371,037
Retained earnings	286,283	243,134
Total stockholders’ equity	712,720	614,218

Non-controlling interest	4,006	2,433

Total equity	716,726	616,651

Total liabilities, mezzanine deficit, and stockholders’ equity	$1,354,894	$933,361

(1)
The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $712.3 million and $540.8 million as of December 31, 2024 and December 31, 2023, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $207.9 million and $146.0 million as of December 31, 2024 and December 31, 2023, respectively. These VIE balances do not include $224.9 million of investment in affiliates and $48.1 million of amounts due to affiliates as of December 31, 2024 and $273.2 million of investment in affiliates and $107.3 million of amounts due to affiliates as of December 31, 2023 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 18— “Variable Interest Entities (VIEs)” for further detail.

See accompanying notes to consolidated financial statements.

ASTRANA HEALTH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years ended December 31,
	2024	2023	2022
Revenue
Capitation, net	$1,856,785	$1,215,614	$930,131
Risk pool settlements and incentives	86,224	63,468	117,254
Management fee income	13,979	38,677	41,094
Fee-for-service, net	62,331	59,658	49,517
Other revenue	15,221	9,244	6,167

Total revenue	2,034,540	1,386,661	1,144,163

Operating expenses
Cost of services, excluding depreciation and amortization	1,763,152	1,171,703	944,685
General and administrative expenses	154,111	112,597	77,670
Depreciation and amortization	27,927	17,748	17,543

Total expenses	1,945,190	1,302,048	1,039,898

Income from operations	89,350	84,613	104,265

Other income (expense)
Income from equity method investments	4,451	5,579	5,622
Interest expense	(33,097)	(16,102)	(7,920)
Interest income	14,508	14,208	1,976
Unrealized gain (loss) on investments	731	(4,581)	(21,271)
Other income	4,875	6,121	3,944

Total other (expense) income, net	(8,532)	5,225	(17,649)

Income before provision for income taxes	80,818	89,838	86,616

Provision for income taxes	30,886	31,989	40,875

Net income	49,932	57,849	45,741

Net income (loss) attributable to noncontrolling interests	6,783	(2,868)	570

Net income attributable to Astrana Health, Inc.	$43,149	$60,717	$45,171

Earnings per share – basic	$0.91	$1.30	$1.00

Earnings per share – diluted	$0.90	$1.29	$0.99

See accompanying notes to consolidated financial statements.

ASTRANA HEALTH, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Mezzanine Equity (Deficit) – Non-controlling	Common Stock Outstanding		Additional	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Paid-in Capital	Earnings	Interest	Equity
Balance at January 1, 2022	$56,535	44,630,873	$45	$310,876	$137,246	$5,940	$454,107
Net (loss) income	(3,195)	—	—	—	45,171	3,765	48,936
Purchase of non-controlling interest	—	—	—	—	—	(4,338)	(4,338)
Sale of non-controlling interest	—	—	—	—	—	66	66
Share buy back	(708)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	342,584	—	(321)	—	—	(321)
Shares issued for cash and exercise of options and warrants	—	860,528	1	8,632	—	—	8,633
Purchase of treasury shares	—	(250,000)	—	(9,250)	—	—	(9,250)
Share-based compensation	—	—	—	16,101	—	—	16,101
Issuance of shares for business acquisition	—	18,756	—	1,000	—	—	1,000
Investment in non-controlling interest	—	—	—	—	—	371	371
Cancellation of restricted stock awards	—	(11,084)	—	(457)	—	—	(457)
Tax impact of acquisition	(448)	—	—	—	—	—	—
AAMG stock contingent consideration (see Note 21)	—	—	—	5,569	—	—	5,569
Dividends	(37,947)	984,042	1	27,947	—	(4,055)	23,893
Balance at December 31, 2022	$14,237	46,575,699	$47	$360,097	$182,417	$1,749	$544,310

	Mezzanine Equity (Deficit) – Non-controlling	Common Stock Outstanding		Additional	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Paid-in Capital	Earnings	Interest	Equity
Net (loss) income	(7,428)	—	—	—	60,717	4,560	65,277
Purchase of non-controlling interest	—	—	—	—	—	(78)	(78)
Sale of non-controlling interest	—	—	—	—	—	106	106
Shares issued for vesting of restricted stock awards	—	390,785	—	(933)	—	—	(933)
Shares issued for cash and exercise of options and warrants	—	140,000	—	1,522	—	—	1,522
Purchase of treasury shares	(150)	(285,081)	—	(10,042)	—	—	(10,042)
Share-based compensation	—	—	—	22,040	—	—	22,040
Issuance of shares for business acquisition	—	22,340	—	800	—	—	800
Dividends	(210,873)	—	—	—	—	(3,904)	(3,904)
Transfer of common control entities	1,768	—	—	(2,447)	—	—	(2,447)
Tax impact from dividends	(3,076)	—	—	—	—	—	—
Tax impact from investments	(361)	—	—	—	—	—	—
Balance at December 31, 2023	$(205,883)	46,843,743	$47	$371,037	$243,134	$2,433	$616,651
Net income	1,528	—	—	—	43,149	5,255	48,404
Purchase of non-controlling interest	—	—	—	—	—	(40)	(40)
Sale of non-controlling interest	—	—	—	—	—	150	150
Shares issued for vesting of restricted stock awards	—	246,819	—	(4,662)	—	—	(4,662)
Shares issued for cash and exercise of options	—	84,599	—	755	—	—	755
Purchase of treasury shares	—	(19,509)	—	(937)	—	—	(937)
Share-based compensation	—	—	—	34,807	—	—	34,807
Issuance of shares for business acquisition	—	631,712	1	21,951	—	—	21,952
Issuance of shares for Employee Stock Purchase Plan (“ESPP”)	—	7,789	—	271	—	—	271
AAMG Stock Contingent Consideration	—	157,059	—	4,023	—	—	4,023
Acquisition of non-controlling interest	—	(22,340)	—	(856)	—	244	(612)
Dividends	—	—	—	—	—	(4,036)	(4,036)
Tax impact from investments	1,797	—	—	—	—	—	—
Balance at December 31, 2024	$(202,558)	47,929,872	$48	$426,389	$286,283	$4,006	$716,726

See accompanying notes to consolidated financial statements.

ASTRANA HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$49,932	$57,849	$45,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,927	17,748	17,543
Amortization of debt issuance cost	1,828	1,061	939
Share-based compensation	34,536	22,040	16,101
Non-cash lease expense	5,278	7,183	3,759
Change in fair value of contingent consideration liabilities	3,526	—	—
Gain on debt extinguishment	(2,398)	—	—
Unrealized (gain) loss on investments	(731)	4,782	25,506
Income from equity method investments, net	(4,451)	(5,579)	(5,622)
Unrealized gain on interest rate swaps	—	(201)	(4,235)
Gain on sale or distribution of investments	—	(1,246)	(2,272)
Deferred tax	(4,249)	(12,444)	(14,278)
Loss on consolidation of equity method investment	—	—	901
Other	4,613	422	—
Changes in operating assets and liabilities, net of acquisition amounts:
Receivable, net	(44,388)	(26,735)	(38,194)
Receivable, net – related parties	8,623	6,167	4,229
Other receivable	24,670	311	8,196
Prepaid expenses and other current assets	(10,854)	(2,956)	818
Other assets	(8,875)	2,864	(243)
Accounts payable and accrued expenses	(30,919)	(170)	(49)
Fiduciary accounts payable	487	(328)	(2,470)
Medical liabilities	10,570	18,610	22,786
Income taxes payable/receivable	(8,622)	(14,477)	6,917
Operating lease liabilities	(4,825)	(6,674)	(3,945)
Other liabilities	520	—	—
Net cash provided by operating activities	52,198	68,227	82,128

Cash flows from investing activities
Payments for business and asset acquisition, net of cash acquired	(146,260)	(6,512)	(16,352)
Proceeds from repayment of promissory notes, including those with related parties	256	2,676	4,067
Purchases of marketable securities	(109)	(2,151)	(1,854)
Proceeds from sale of marketable securities	124	491	31,671
Issuance of promissory notes	(26,000)	(26,473)	—
Purchases of property and equipment	(8,031)	(28,529)	(22,940)
Purchases of investments – privately held	(2,500)	(4,000)	—
Purchases of investments – equity method	(5,968)	(325)	—
Purchase of call option issued in conjunction with equity method investment	(3,907)	—	—
Distribution from investment - equity method	—	—	400
Contribution to investment - equity method	—	(700)	(2,105)
Net cash used in investing activities	(192,395)	(65,523)	(7,113)

	Years ended December 31,
	2024	2023	2022
Cash flows from financing activities
Dividends paid	(4,036)	(62,074)	(14,030)
Repayments on long-term debt	(18,500)	(204,681)	(3,865)
Borrowings on long-term debt	171,875	284,527	3,598
Payment of finance lease obligations	(670)	(675)	(561)
Proceeds from exercise of stock options and warrants	755	1,522	8,633
Proceeds from ESPP purchases	271	—	—
Taxes paid from net share settlement of restricted stock	(4,662)	—	—
Repurchase of treasury shares	(937)	(10,192)	(9,250)
Purchase of non-controlling interest	(40)	(78)	(5,046)
Proceeds from sale of non-controlling interest	150	—	436
Cost of debt issuances	—	(3,928)	—
Payment of financing obligation	(8,542)	—	—
Payment of contingent consideration liabilities	(518)	(1,000)	—
Net cash provided by (used in) financing activities	135,146	3,421	(20,085)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,051)	6,125	54,930

Cash, cash equivalents, and restricted cash, beginning of year	294,152	288,027	233,097

Cash, cash equivalents and restricted cash, end of year	$289,101	$294,152	$288,027

Supplemental disclosures of cash flow information
Cash paid for taxes	$43,936	$56,567	$47,311
Cash paid for interest	$30,419	$14,251	$6,672

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	14,117	25,124	—
Common stock issued in business combination	21,952	800	1,000
Common stock issued for contingent consideration payment	4,023	—	—
Acquisition of business through loan conversion	5,175	—	—
Draw on letter of credit through Revolver Loan	4,732	—	—
Tax impact from APC dividends to APC Shareholders	—	3,076	—
Distribution of real estate investments	—	152,767	—
Mortgage loan	—	—	16,275

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows (in thousands).

	December 31,
	2024	2023	2022
Cash and cash equivalents	$288,455	$293,807	$288,027
Restricted cash	646	345	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$289,101	$294,152	$288,027

See accompanying notes to consolidated financial statements.

ASTRANA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business

Overview

Unless the context dictates otherwise, references in these notes to the financial statements, the “Company,” “we,” “us,” “our,” and similar words are references to Astrana and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Headquartered in Alhambra, California, Astrana is a leading provider-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, Astrana operates an integrated healthcare delivery platform that enables providers to successfully participate in value-based care arrangements, thus empowering them to deliver accessible, high-quality care to patients in a cost-effective manner. Together with Astrana’s affiliated physician groups and consolidated subsidiaries and VIEs, the Company provides value-based Care Enablement services and Care Delivery with its consolidated Care Partners to serve patients of whom the majority are covered by private or public insurance provided through Medicare, Medicaid, and health maintenance organizations (“HMOs”), with a small portion of its revenue coming from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, physician and specialist extenders, and hospitalists.

Segments

The Company’s three reportable segments are Care Partners, Care Delivery and Care Enablement, which are described as follows:

Care Partners

The Company's Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners aligned on a shared vision for coordinated care delivery. By leveraging the Company’s unique Care Enablement platform and ability to recruit, empower, and incentivize physicians to effectively manage total cost of care, the Company is able to organize partnered providers into successful multi-payer, risk-bearing organizations that take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare Advantage, Medicaid, Commercial, Exchange, and Medicare fee for service (“FFS”). The Company’s healthcare delivery entities consist of a network of risk-bearing organizations (“RBOs”) that encompass independent practice associations (“IPAs”), accountable care organizations (“ACOs”), and state-specific entities such as Restricted Knox-Keene licensed health plans in California. These entities are tasked with the coordination and provision of high-quality care to patients within Astrana's ecosystem. This helps provide a seamless continuity of care among patients in different age groups, stages of life, and life circumstances. The Company participates in the Accountable Care Organization Realizing Equity, Access, and Community Health Model (“ACO REACH”), and in the Medicare Shared Savings Program (“MSSP”). The MSSP was created to promote accountability and improve coordination of care for Medicare beneficiaries.

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

Care Enablement

The Company’s Care Enablement segment represents a comprehensive platform that integrates clinical, operational, financial, and administrative information, all powered by the Company’s proprietary technology suite. This platform enhances the delivery of high-quality, value-based care to patients and helps lead to superior clinical and financial outcomes. The Company provides solutions to payers and providers, including independent physicians, provider and medical groups, and ACOs. The Company’s platform meets providers and payers wherever they are on the spectrum of total cost of care, offering solutions for fee-for-service entities to providers open to taking upside and downside, risks on professional and institutional spending and across all patient types, including Medicare, Medicaid, Commercial, and Exchange patients. This segment includes the Company’s wholly owned subsidiaries that operate as management services organizations (“MSOs”), which enter into long-term management and/or administrative services agreements with RBOs and other providers. By leveraging the Company’s Care Enablement platform, providers and payers can improve their ability to deliver high-quality care to their patients and achieve better patient outcomes.

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated balance sheets as of December 31, 2024 and 2023 and consolidated statements of income for the years ended December 31, 2024, 2023, and 2022 include Astrana’s wholly owned subsidiaries and consolidated variable interest entities (“VIEs”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment assessment, accrual of medical liabilities (incurred but not reported (“IBNR”) claims), determination of hospital shared-risk and health plan shared-risk revenue and receivables (including estimations of affiliated hospitals’ claims costs which involves assumptions for IBNR, such as utilization of healthcare services, historical payment patterns, cost trends, seasonality, changes in membership, and other factors), income tax valuation allowance, share-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Variable Interest Entities

On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly owned by the Company in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreements. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:

•
The entity has a legal structure that has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and
•
The Company has a variable interest in the legal entity; i.e., variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.

If an entity does not meet both criteria above, the Company applies other accounting guidance (see “Investments in Privately Held Entities” and “Investment in Other Entities - Equity Method” within Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies”). If an entity does meet both criteria above, the Company evaluates such entity for consolidation under either the variable interest model if the legal entity meets any of the following characteristics to qualify as a VIE, or under the voting model for all other legal entities that are not VIEs.

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
▪
Substantive participating rights in day-to-day management of the entity’s activities; or
▪
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

Variable interest model

If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company— that is, the Company has:

•
The power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and

•
The obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (economics).

The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. See Note 18— “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting, see Note 6—“Investments in Other Entities” for entities that qualify as VIEs but the Company is not the primary beneficiary.

Business Combinations

The Company uses the acquisition method of accounting for all business combinations, which requires assets and liabilities of the acquiree to be recorded at fair value, to measure the fair value of the consideration transferred, including contingent consideration, to be determined on the acquisition date, and to account for acquisition-related costs separately from the business combination which are expensed as incurred.

Reportable Segments

The Company operates as three reportable segments:

•
Care Partners;
•
Care Delivery; and
•
Care Enablement.

See Note 1—“Description of Business” and Note 20—“Segments” to the consolidated financial statements for information on the Company’s segments.

Cash and Cash Equivalents

The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents and restricted cash. As of December 31, 2024 and 2023, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $332.2 million and $318.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

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

The Company’s loan receivables consist of promissory notes that accrue interest per annum and are recorded and stated at amortized cost plus accrued interest. Interest income is accrued based on the outstanding principal amounts. As of December 31, 2024, promissory notes are expected to be collected by their maturity date.

Capitation receivables relate to each health plan’s capitation revenue and are usually received by the Company in the month following the month of service. Capitation receivables also include receivables from Centers for Medicare and Medicaid Services (“CMS”) related to the Company’s participation in the ACO REACH model. Risk pool settlements and incentive receivables mainly consist of the Company’s hospital shared-risk pool receivable, which is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed.

Other receivables consist of amounts due from the seller associated with acquisitions, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.

The Company maintains reserves for potential credit losses on the receivables. Management reviews the composition of the Company's receivables and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected, and adjustments are recorded when necessary. Reserves are recorded based on historical trends. Any change in such estimate of reserves are recorded in the period when such change is identified.

Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided, and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables, and the Company’s expectation is that the historical credit loss experienced across its receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (“CECL”) model.

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

	Years Ended December 31,
	2024	2023	2022
Commercial	$181,966	$167,048	$171,723
Medicare	1,199,466	901,322	633,463
Medicaid	576,936	266,093	280,083
Other third parties	76,172	52,198	58,894
Revenue	$2,034,540	$1,386,661	$1,144,163

The Company had major payers from its Care Partners segment that contributed the following percentages of net revenue:

	Years Ended December 31,
	2024	2023	2022
Payer A	33.8%	38.8%	34.2%
Payer B	13.4%	10.1%	*%

* Less than 10% of total net revenues

The Company had major payers that contributed to the following percentages of receivables, net, receivables-related parties, and other receivables:

	As of December 31,
	2024	2023
Payer A	38.9%	36.0%
Payer C	16.1%	41.0%
Payer D	18.3%	*%

* Less than 10% of total receivables, net, receivables-related parties, and other receivables

Property and Equipment, Net

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

Maintenance and repairs are charged to expenses as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is included in the determination of consolidated net income.

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

There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets and liabilities for the years ended December 31, 2024 and 2023.

Intangible Assets and Long-Lived Assets

Intangible assets with finite lives include network relationships, management contracts, member relationships, patient management platform, tradename/trademarks, and developed technology. The valuations of these intangible assets are based on the multi-period excess earnings method, cost to recreate method, or the relief from royalty method. Network relationships are amortized based on the discounted cash flow rate or using the straight-line method. Management contracts, patient management platform, and tradename/trademarks are amortized using the straight-line method. Member relationships are amortized using the discounted cash flow method. Intangible assets are net of accumulated amortization and impairment losses, if any.

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

Goodwill and Indefinite-Lived Intangible Assets

Under ASC 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment under a two-step process.

•
Step 1— Under a qualitative assessment, determine if there are indicators of impairment. If so, proceed to Step 2.
•
Step 2—Under a quantitative assessment, if the fair value of each reporting unit is less than its carrying value, there is an impairment.

The Company may also elect to skip the qualitative testing and proceed directly to quantitative testing. The Company’s four reporting units consist of the following:

•
Care Partners – IPA;
•
Care Partners – ACO;
•
Care Delivery; and
•
Care Enablement.

An impairment loss is recognized if the carrying value of a reporting unit exceeds its fair value. If this event arises, the impairment loss recorded is equal to the excess of the carrying value of the reporting unit over its fair value.

At least annually, indefinite-lived intangible assets are tested for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments, and assumptions management believes are appropriate in the circumstances. The Care Enablement reporting unit had a negative carrying amount of net assets as of December 31, 2024 and goodwill of approximately $144.1 million.

The Company had no impairment of its goodwill or indefinite-lived intangible assets during the years ended December 31, 2024, 2023, and 2022.

Investments in Other Entities—Equity Method

The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%. However, other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee.

Investments in Privately Held Entities

The Company accounts for certain equity investments using the cost basis, adjusted for observable price changes and impairments, when there is no readily determinable fair value. As of December 31, 2024, our investments in privately held entities was $8.9 million for which a fair value is not readily determinable and we do not have significant influence. Therefore, the total amounts invested are recognized at cost. Observable price changes and impairments are recognized in net income. See Note 6—“Investments in Other Entities.”

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

Fiduciary Cash and Payable

The Company’s Care Partner segment collects cash from health plans on behalf of their sub-IPAs and providers and passes the money through to them. The fiduciary cash balance of $8.2 million and $7.7 million as of December 31, 2024 and 2023, respectively, is presented within prepaid expenses and other current assets, and the related payable is presented as fiduciary payable in the accompanying consolidated balance sheets.

Revenue Recognition

The Company receives payments from the following sources for services rendered:

•
Commercial insurers;
•
Federal government under the Medicare program administered by CMS;
•
State governments under Medicaid and other programs;
•
Other third-party payers (e.g., hospitals and IPAs); and
•
Individual patients and clients.

Revenue primarily consists of the following:

•
Capitation revenue;
•
Risk pool settlements and incentives;
•
Management fee income; and
•
FFS revenue.

Revenue is recorded in the period in which services are rendered or the period in which the Company is obligated to provide services. The form of billing and related collection risk for such services may vary by type of revenue and the customer.

Nature of Services and Revenue Streams

Revenue primarily consists of capitation revenue, risk pool settlements and incentives, ACO REACH capitation revenue, MSSP revenue, management fee income, and FFS revenue. Revenue is recorded in the period in which services are rendered or the period in which the Company is obligated to provide services. The form of billing and related collection risk for such services may vary by type of revenue and the customer. The following is a summary of the principal forms of the Company’s billing arrangements and how revenue is recognized for each.

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

Per member per month (“PMPM”) managed care contracts generally have a term of one year or longer. The Company assesses the profitability of its managed care contracts to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of December 31, 2024 and 2023. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees, and risk sharing. The Company generally estimates the transaction price using the most likely amount methodology, and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to the Company’s efforts to transfer the service for a distinct increment of the series (e.g., day or month) and is recognized as revenue in the month in which members are entitled to service.

CMS contracts with ACOs, which are composed of healthcare providers operating under a common legal structure and accept financial accountability for the overall quality and cost of medical care furnished to Medicare FFS beneficiaries aligned to the entity. The combination of the FFS model and the ACO REACH model changes the distribution of responsibilities, risks, costs, and rewards among CMS, ACOs, and providers. By entering into a contract with CMS, an ACO voluntarily takes on operational, financial, and legal responsibilities and risks that no party has, individually or collectively, under the existing FFS model. Each ACO bears the economic costs, and reaps the economic rewards, of fulfilling its responsibilities and managing its risks as an ACO.

For each performance year, CMS will pay a total benchmark amount, determined unilaterally by CMS in advance but subject to prospective adjustments throughout the year, for the totality of care provided to the ACOs’ population of aligned beneficiaries over the course of that year. The benchmark is net of a quality withholding applied by CMS. At the end of each performance year, a portion, or all, of the quality withholding can be earned based on the ACOs’ performance. ACO REACH capitation revenue is recognized based on the estimated transaction price to transfer the service for a distinct increment of the series (i.e., month) and is recognized net of quality incentives/penalties. We recognize revenue related to the ACO Reach Model within capitation revenue in our consolidated statements of income because of the similar shared characteristics to our other capitation revenue. Revenue is recorded on a gross basis and is comprised of capitated fees for medical services provided, for which the Company is assigned the responsibility and management of.

Risk Pool Settlements and Incentives

Certain IPAs enter into hospital shared-risk capitation arrangements with certain health plans and local hospitals, where the hospital is responsible for providing, arranging, and paying for institutional risk, and the IPA is responsible for providing, arranging, and paying for professional risk. Under a hospital shared-risk pool-sharing agreement, the IPA generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with health plans after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under hospital shared risk capitation arrangements, which include arrangements with related parties (see Note 15—“Related-Party Transactions”), are recognized using the most likely amount methodology, and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The receivables related to these risk pool arrangements incorporate estimates of the affiliated hospitals’ claims costs, including IBNR claims which include actuarial methods based on utilization of healthcare services, historical payment patterns, cost trends, seasonality, changes in membership, and other factors.

Under capitated arrangements with certain HMOs, certain IPAs participate in one or more health plan shared-risk arrangements relating to the provision of institutional services to enrollees. They can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Health plan shared-risk arrangements are entered into with certain health plans, which are administered by the health plan, where the IPA is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital, and therefore the health plan retains the institutional risk. Health plan shared-risk deficits, if any, are not payable until and unless (and only to the extent) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished. Final settlement of health plan shared-risk pools for prior contract years generally occur in the third or fourth quarter of the following year. The Company has limited insight from the health plans on the amount and timing of the health plan shared-risk payments. These amounts are considered to be fully constrained and only recorded when such payments can be reasonably estimated and to the extent that it is probable that a significant reversal will not occur once such settlement occurs.

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

CMS sponsors the Medicare Shared Savings Program. The MSSP allows ACOs to receive a share of cost savings they generate in connection with the managing of costs and quality of medical services rendered to Medicare beneficiaries. Payments to ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, an ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”) must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared at a certain percentage with the ACO. The MSR varies depending on the number of beneficiaries assigned to the ACO.

The Company participates in the MSSP. The MSSP has multiple risk tracks, and Astrana is currently participating in the ENHANCED risk track. Under the MSSP Model, Astrana recruits a group of Participant and Preferred (in-network) Providers. Based on the Participant Providers that join our ACO, CMS grants the Company a pool of Traditional Medicare patients (beneficiaries) to manage (the “MSSP Aligned Beneficiaries”). The Company’s MSSP Aligned Beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. CMS continues to pay participants and preferred providers on a fee-for-service basis for Medicare-covered services provided to MSSP Aligned Beneficiaries. The Company continues to bear risk on all Medicare expenditures (both in-network and out-of-network), excluding drug expenditures covered by Medicare Part D, based on a budgetary benchmark established with CMS. Astrana’s shared savings or losses in managing the Company’s beneficiaries are generally determined on an annual basis after reconciliation with CMS. Pursuant to Astrana’s risk-share agreement with CMS, the Company is eligible to receive the surplus (“shared savings”) or is liable for the deficit (“shared losses”) according to the budgetary benchmark established by CMS based on Astrana’s efficiency, or lack thereof, in managing the expenditures associated with the Company’s MSSP Aligned Beneficiaries. The Company estimates the shared service revenue by analyzing the activities during the relevant time period in contemplation of the agreed-upon benchmarks, metrics, performance criteria, and attribution criteria based on those and any other contractually defined factors. Revenue is not recorded and is constrained until the shared service revenue can be reasonably estimated by the Company and to the extent that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Due to its similar shared characteristics, the Company recognizes MSSP revenue within risk pool settlements and incentives revenue in its consolidated statements of income and recognize these revenues on a net basis.

Next Generation Accountable Care Organization (“NGACO”) AIPBP Revenue

Under the NGACO Model, CMS aligned beneficiaries to the Company to manage direct care and pay providers based on a budgetary benchmark established with CMS. As the Company’s ACO did not have sufficient insight into the financial performance of the shared risk pool with CMS, the Company’s ACO could not determine the amount of surplus or deficit that would likely be recognized in the future and therefore this shared risk pool revenue was considered fully constrained. With the ending of the NGACO Model on December 31, 2021, the Company recognized $48.8 million related to savings from the 2021 performance year as revenue in risk pool settlements and incentives in the accompanying consolidated statements of income for the year ended December 31, 2022.

Management Fee Income

Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative, and other non-medical services provided by the Company to IPAs, ACOs, hospitals, and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of gross revenue or fee collections, amounts fixed on a monthly, quarterly, or annual basis, or assessed cost recovery based on the specific or allocated expenditures related to the managed entities. The revenue may include variable arrangements measuring factors, such as hours staffed, patient visits, or collections per visit, against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. The Company recognizes such variable supplemental revenues in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the applicable agreement.

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

Consideration from management contracts is variable in nature because the majority of the fees are generally based on revenue or collections, which can vary from period to period. The Company has control over pricing. Contractual fees are invoiced to the Company’s clients generally monthly, and payment terms are typically due within 30 days. The variable consideration in the Company’s management contracts meets the criteria to be allocated to the distinct period of time to which it relates because (i) it is due to the activities performed to satisfy the performance obligation during that period, and (ii) it represents the consideration to which the Company expects to be entitled. The Company’s management contracts generally have terms ranging from one to thirty years, although they may be terminated earlier under the terms of the applicable contracts.

Fee-for-Service Revenue

FFS revenue represents revenue earned under contracts in which the professional component of charges for medical services rendered by the Company’s affiliated physician-owned medical groups are billed and collected from third-party payers, hospitals, and patients. FFS revenue related to patient care services is reported net of contractual allowances and policy discounts. It is recognized in the period in which the services are rendered to specific patients. The Company periodically assesses the estimates of contractual adjustments and discounts, by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statements of income in the period that the assessment is made.

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

The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken, or expected to be taken, in a tax return in order to be recognized in the consolidated financial statements. Once the recognition threshold is met, the tax position is measured to determine the actual amount of benefit to recognize in the consolidated financial statements.

Stock-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors, and consultants. From time to time, the Company issues shares of its common stock to its employees, directors, and consultants, which shares may be subject to the Company’s repurchase right (but not obligation), that vests based on time-based and/or performance-based vesting schedules. The value of share-based awards is recognized as compensation expense and adjusted for forfeitures as they occur. Compensation expenses for time-based awards are recognized on a cumulative straight-line basis over the vesting period of the awards. Share-based awards with performance conditions are recognized to the extent the performance conditions are probable of being achieved. Compensation expenses for performance-based awards are recognized on an accelerated attribution method. The grant date fair value of the restricted stock awards is the grant date’s closing market price of the Company’s common stock. The fair value of options granted is determined using the Black-Scholes option pricing model and includes several assumptions, including expected term, expected volatility, expected dividends, and risk-free rates. The expected term is estimated using the simplified method, through which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term, because the Company is generally unable to rely on its limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. The expected stock price volatility is determined based on an average of historical volatility. The expected dividend yield is based on the Company’s expected dividend payouts. The risk-free interest rate is based on the U.S. Constant Maturity curve over the expected term of the option at the time of grant.

Basic and Diluted Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to holders of the Company’s common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share are computed using the weighted average number of shares of common stock outstanding, plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. See Note 17 — “Earnings Per Share” for a discussion of shares treated as treasury shares for accounting purposes.

Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs in which the Company is the primary beneficiary. Non-controlling interests represent third-party equity ownership interests (including equity ownership interests held by certain VIEs) in the Company’s consolidated entities. Net income (loss) attributable to non-controlling interests is disclosed in the consolidated statements of income.

Mezzanine Deficit

Pursuant to Allied Physicians of California, a Professional Medical Corporation’s (“APC”) shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes non-controlling interests in APC as mezzanine deficit in the consolidated financial statements. APC is a consolidated VIE of the Company. As of December 31, 2024 and 2023, APC’s shares were not redeemable, nor was it probable the shares would become redeemable.

Leases

The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that are provided by the standard comprised of the following:

•
The election for classes of underlying assets to not separate non-lease components from lease components, and
•
The election for short-term lease recognition exemption for all leases under twelve-month terms.

The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. The Company adopted ASU 2023-07 in the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented in these consolidated financial statements.

Other than new standard discussed above, there have been no other recently adopted accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations, and cash flows.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)” to provide disaggregated information about certain income statement costs and expenses. ASU 2024-03 is effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Other than the new standards discussed above, there have been no other recent accounting pronouncements not yet adopted that are expected to have significance, or potential significance, to the Company’s financial position, results of operations, and cash flows.

3.
Business Combinations, Asset Acquisitions, and Goodwill

2024 Acquisitions

DWGAS, Inc. (“DWGAS”)

On December 31, 2024, the Company converted its loan receivable with DWGAS to acquire certain assets of a subsidiary of DWGAS (see Note 7—“Loan Receivable and Loan Receivable—Related Parties”), which is accounted for as a business combination. The acquisition provides the Company with a provider network in the Hawaii market. The purchase price consisted of the outstanding principal and unpaid interest of the loan.

Collaborative Health Systems, LLC (“CHS”)

On October 4, 2024, the Company and its affiliated professional entity acquired all of the outstanding membership interest relating to Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks (collectively, “CHS”). CHS partners with independent providers in caring for over 129,000 Medicare members across 17 states. CHS provides comprehensive support for its physician partners by providing management services, risk contracting, and population health capabilities, including actionable data and other tools, to deliver care coordination and closure of gaps in care. CHS provides additional services to secure and deliver favorable value-based contracts with commercial and other health plans. Total consideration for the acquisition was $47.5 million, consisting of $35.3 million cash funded upon the close date, $6.9 million due to the seller based on estimated working capital adjustments, contingent consideration fair valued at $5.2 million, and $0.1 million of replacement restricted stock awards. The consideration is subject to changes based on working capital adjustments, which are settled December 31 of the year following the year in which the closing occurs as per the purchase agreement. See Note 21—“Fair Value Measurements of Financial Instruments” for additional information on contingent consideration.

Airline Complete Healthcare of Texas, Ltd. (“Airline Complete”)

On July 1, 2024, the Company, through its consolidated VIE, purchased 100% of the equity interest in Airline Complete. Airline Complete is a primary care clinic located in Texas. The purchase price consisted of cash funded on July 1, 2024.

Advanced Health Management Systems, L.P. (“AHMS”)

On March 31, 2024, the Company, through its wholly owned subsidiary, purchased all of the outstanding general and limited partnership interests of AHMS. AHMS’s wholly owned subsidiary operates a Restricted Knox-Keene licensed health plan in Los Angeles, California. Total consideration for the acquisition was $60.9 million, consisting of $63.9 million cash funded upon the close date and $3.0 million due from the seller based on estimated working capital adjustments. The consideration is subject to changes based on working capital adjustments, which are settled within one year from the close date as per the purchase agreement.

Prime Community Care of Central Valley, Inc. (“PCCCV”)

On March 29, 2024, the Company, through its consolidated VIE, acquired certain assets of PCCCV, a professional medical corporation that operates in Central California. Total consideration of the acquisition was approximately $10.5 million, consisting of cash funded upon the close date and contingent consideration fair valued at $2.5 million on the date of acquisition (“PCCCV contingent consideration”). See Note 21—“Fair Value Measurements of Financial Instruments” for additional information on contingent consideration.

Community Family Care Medical Group IPA, Inc. (“CFC”)

On January 31, 2024, the Company, through its consolidated VIE, acquired certain assets of CFC. CFC is an RBO that manages the healthcare of members in the Los Angeles, California, area. The group serves patients across Medicare, Medicaid, and Commercial payers. At December 31, 2024, the total consideration for the purchase was $121.0 million, consisting of $91.0 million cash funded upon the close date as per the purchase agreement, $22.0 million of the Company’s common stock, resulting in the issuance of 631,712 shares of common stock, and contingent consideration with a fair value of $8.0 million on the date of acquisition (“CFC contingent consideration”). See Note 21—“Fair Value Measurements of Financial Instruments” for additional information on contingent consideration.

Advanced Diagnostic and Surgical Center, Inc. (“ADSC”)

On January 1, 2024, the Company acquired 95% of the equity interest of ADSC. ADSC is a diagnostic and surgical center that also provides ambulatory surgery services. The total consideration consisted of cash funded upon the close of the transaction and contingent consideration with a fair value of $3.6 million on the date of acquisition (“ADSC contingent consideration”). See Note 21—“Fair Value Measurements of Financial Instruments” for additional information on contingent consideration.

The Company is in the process of finalizing the purchase price allocation for CHS and AHMS as a result of the purchase price not being finalized. Therefore, the balances are subject to change as a result of any working capital adjustments, primarily for finalization of medical liabilities and CHS’ participation in government savings programs for the 2024 performance year. The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed related to each acquisition at the acquisition date for acquisitions that closed during the year ended December 31, 2024 (in thousands):

	CHS	AHMS	CFC	Others*	Net Total

Total purchase consideration:
Cash paid	$35,322	$63,935	$90,998	$15,000	$205,255
Purchase price due to (from) seller	6,944	(2,995)	—	—	3,949
Contingent consideration	5,154	—	8,026	6,161	19,341
Common stock issued and replacement awards	118	—	21,952	—	22,070
Conversion of promissory note		—	—	5,175	5,175
	$47,538	$60,940	$120,976	$26,336	$255,790

Assets:
Cash and cash equivalents	$4,556	$33,950	$16,674	$3,515	$58,695
Investment in marketable securities	—	—	—	30	30
Receivables	87,416	11,007	6,530	—	104,953
Other receivables	54,194	—	472	—	54,666
Prepaid expenses and other current assets	357	36	2,902	11	3,306
Property and equipment, net	—	—	—	823	823
Intangible assets	14,200	23,600	28,000	6,338	72,138
Goodwill	12,151	25,731	83,571	16,357	137,810
Income tax receivable	—	—	—	1	1
Investments in other entities – equity method	3,125	—	—	—	3,125
Restricted cash	—	300	—	—	300
Total assets acquired	$175,999	$94,624	$138,149	$27,075	$435,847

Liabilities:
Accounts payable and accrued expenses	$68,115	$13,001	$2,486	$303	$83,905
Medical liabilities	60,424	14,253	14,663	—	89,340
Income taxes payable	—	—	24	—	24
Deferred tax liability	—	6,430	—	8	6,438
Non-controlling interest	(78)	—	—	428	350
Total liabilities assumed	$128,461	$33,684	$17,173	$739	$180,057

Total net assets acquired	$47,538	$60,940	$120,976	$26,336	$255,790

*Others consist of estimated fair values of the assets acquired, net of cash acquired, related to ADSC, PCCCV, Airline Complete, and DWGAS.

Following the acquisition dates, the operating results have been included in the consolidated financial statements. For the period from the acquisition dates through December 31, 2024, the total revenue and net income of all acquisitions closed in 2024, in the aggregate, were $531.2 million and $27.8 million, respectively.

2023 Acquisitions

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

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company and the acquisitions in 2024 as if the acquisitions had occurred on January 1, 2023. The pro forma information presented is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

	For the Years Ended December 31,
(in thousands, except per share amounts)	2024	2023
Total revenue	$2,732,932	$2,655,460
Net income attributable to Astrana Health, Inc.	$20,885	$57,381

Net income per share – basic	$0.44	$1.23
Net income per share – diluted	$0.44	$1.22

The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of entities acquired and the Company, as well as the value of intangible assets that are not separately recognized, such as assembled workforce. Of the total goodwill recognized from the acquisitions that closed in 2024, $130.8 million was assigned to the Care Partners segment $7.0 million was assigned to the Care Delivery segment, and no goodwill was assigned to the Care Enablement segment. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. Transaction costs associated with business acquisitions are expensed as they are incurred. For the year ended December 31, 2024, the Company incurred $3.0 million in transaction costs for acquisitions closed in 2024.

At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than one year from the date of acquisition.

The total amount of goodwill that is expected to be deductible for tax purposes is $105.1 million for acquisitions closed in 2024. The Company had no impairment of its goodwill or indefinite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022.

The change in the carrying value of goodwill for the years ended December 31, 2024 and 2023 was as follows (in thousands):

Amount
Balance at January 1, 2023	$269,053
Acquisitions	7,866
Adjustments	1,912
Balance at December 31, 2023	278,831
Acquisitions	137,810
Adjustments	2,612
Balance at December 31, 2024	$419,253

4.
Property and Equipment, Net

Property and equipment, net consisted of (in thousands):

	Useful Life (Years)	December 31, 2024	December 31, 2023
Computer software	3 - 5	5,421	4,923
Furniture and equipment	3 - 7	19,894	18,854
Construction in progress	N/A	5,901	340
Leasehold improvements	3 - 39	7,746	5,930
		38,962	30,047
Less accumulated depreciation and amortization		(24,688)	(22,876)
Property and equipment, net		$14,274	$7,171

As of December 31, 2024 and 2023, the Company had finance leases totaling $1.3 million and $1.7 million, respectively, included in property and equipment, net in the accompanying consolidated balance sheets.

Depreciation expense was $2.3 million, $5.1 million, and $3.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of income.

5.
Intangible Assets, Net

At December 31, 2024, intangible assets, net consisted of the following (in thousands):

	Useful Life (Years)	Gross January 1, 2024	Additions	Impairment/ Disposal	Gross December 31, 2024	Accumulated Amortization	Net December 31, 2024
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$—	$2,150	$—	$2,150
Licenses	N/A	—	1,900	—	1,900	—	1,900
Amortized intangible assets:
Network relationships	10-21	150,679	21,238	—	171,917	(114,046)	57,871
Management contracts	15	22,832	—	—	22,832	(17,953)	4,879
Member relationships	7-14	24,077	49,000	—	73,077	(22,406)	50,671
Patient management platform	5	2,060	—	—	2,060	(2,060)	—
Tradename/trademarks	20	1,011	—	—	1,011	(358)	653
Developed technology	6	107	—	—	107	(52)	55
		$202,916	$72,138	$—	$275,054	$(156,875)	$118,179

At December 31, 2023, intangible assets, net consisted of the following (in thousands):

	Useful Life (Years)	Gross January 1, 2023	Additions	Impairment/ Disposal	Gross December 31, 2023	Accumulated Amortization	Net December 31, 2023
Indefinite Lived Assets:
Trademarks	N/A	$2,150	$—	$—	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	—	—	150,679	(104,859)	45,820
Management contracts	15	22,832	—	—	22,832	(16,662)	6,170
Member relationships	10-14	16,633	7,444	—	24,077	(7,345)	16,732
Patient management platform	5	2,060	—	—	2,060	(2,060)	—
Tradename/trademarks	20	1,011	—	—	1,011	(308)	703
Developed technology	6	107	—	—	107	(34)	73
		$195,472	$7,444	$—	$202,916	$(131,268)	$71,648

As of December 31, 2024, network relationships, management contracts, member relationships, tradename/trademarks, and developed technology had weighted-average remaining useful lives of 10.0 years, 5.5 years, 7.3 years, 12.9 years, and 3.1 years, respectively. Total weighted average remaining useful lives for all amortized intangible assets as of December 31, 2024 was 8.6 years. Amortization expense was $25.6 million, $12.7 million, and $13.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of income.

There was no impairment loss recorded related to intangibles for the years ended December 31, 2024, 2023, and 2022.

Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount
2025	$24,658
2026	20,295
2027	16,808
2028	14,077
2029	11,397
Thereafter	26,894
$114,129

6.
Investments in Other Entities

Equity Method

For the years ended December 31, 2024 and 2023, the Company’s equity method investment balance consisted of the following (in thousands):

	% of Ownership	December 31, 2023	Initial Investment	Allocation of Net Income (Loss)	December 31, 2024
LaSalle Medical Associates – IPA Line of Business	25%	$9,866	$—	$3,262	$13,128
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,691	—	(31)	1,660
CAIPA MSO, LLC	30%	13,660	—	952	14,612
I Health, Inc.	25%	—	5,968	109	6,077
Other *	25% - 51%	557	3,126	159	3,842
		$25,774	$9,094	$4,451	$39,319

*Other consists of smaller equity method investments including those from the CHS acquisition.

	% of Ownership	December 31, 2022	Initial Investment	Allocation of Net Income (Loss)	Funding	Adjustment of Fair Value**	Distribution	December 31, 2023
LaSalle Medical Associates – IPA Line of Business	25%	$5,684	$—	$4,182	$—	$—	$—	$9,866
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,878	—	(187)	—	—	—	1,691
531 W. College, LLC **	50%	17,281	—	(508)	700	91	(17,564)	—
One MSO, LLC **	50%	2,718	—	938	—	3,260	(6,916)	—
CAIPA MSO, LLC	30%	12,738	—	922	—	—	—	13,660
Other *	25%	—	325	232	—	—	—	557
		$40,299	$325	$5,579	$700	$3,351	$(24,480)	$25,774

* Other consists of smaller equity method investments.

** Investments deemed Excluded Assets that are solely for the benefit of APC and its common shareholders. These Excluded Assets were spun-off on December 26, 2023 as part of the Spin-off (see Note 20—“Segments”).

I Health, Inc.

On March 31, 2024, a wholly owned subsidiary of the Company acquired a 25% equity interest in I Health, Inc. (“I Health”), a management service organization. The Company accounts for its investment in I Health under the equity method of accounting as the Company has the ability to exercise significant influence, but not control over, I Health’s operations. The purchase agreement includes a call option that allows the Company to purchase an additional 25% equity interest on each of the first, second, and third anniversary of the purchase (“I Health Call Option”). The total purchase price for this arrangement was $9.9 million, consisting of $3.9 million in the form of a call option, and $6.0 million as the initial investment of the 25% equity interest. See Note 21—“Fair Value Measurements of Financial Instruments” for additional information about the I Health Call Option.

CHS

On October 4, 2024, the Company acquired 50%-51% equity interests in entities that operate similarly to the Care Partners segment through its acquisition of CHS (see Note 3—“Business Combinations, Asset Acquisitions, and Goodwill” for additional information about the CHS acquisition). These entities were determined to be VIEs but are not consolidated because CHS provides financial support to these entities but lacks a controlling financial interest and is not the primary beneficiary. Thus, these VIEs are accounted for under the equity method of accounting, The Company recognizes its share of the investee’s earnings or losses under the hypothetical-liquidation-at-book-value method. The Company’s initial investment in these entities was valued at $3.1 million. As of December 31, 2024, the Company’s maximum exposure to loss was $3.2 million which represents the carrying value of the Company’s investments in the non-consolidated VIEs. The Company records its investments in the non-consolidated VIEs within investments in other entities – equity method in the accompanying consolidated balance sheets.

Equity method investments are subject to impairment evaluation. There was no impairment loss recorded related to equity method investments for the years ended December 31, 2024, 2023, and 2022.

Investments in privately held entities with no readily determinable fair value

MediPortal, LLC

In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented approximately 2.8% ownership interest. In connection with the initial purchase, APC received a five-year warrant to purchase an additional 270,000 membership interests. A five-year option to purchase an additional 380,000 membership interests and a five-year warrant to purchase 480,000 membership interests were contingent upon the portal completion date. These warrants and options were not exercised and were expired as of December 31, 2023. As the membership interests do not have a readily determinable fair value and APC does not have the ability to exercise significant influence, and lacks control over the investee, this investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the years ended December 31, 2024, 2023, and 2022 there were no observable price changes to APC’s investment.

AchievaMed

In July 2019, Astrana Health Management, Inc. (“AHM”), a wholly owned subsidiary of the Company, and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which AHM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction, AHM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in investments in privately held entities in the accompanying consolidated balance sheets as of December 31, 2024. As the membership interests do not have a readily determinable fair value and AHM does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative, which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the years ended December 31, 2024, 2023, and 2022 there were no observable price changes to AHM’s investment.

Third Way Health, Inc.

In August 2022, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with Third Way Health, Inc. (“Third Way Health”). Based on certain triggering events defined in the SAFE, the Company has rights to Third Way Health’s shares. The number of shares to be acquired will be calculated when the triggered event occurs. During the year ended December 31, 2024, the Company contributed an additional $2.5 million to the SAFE. As of December 31, 2024 and 2023, the related investment balance of $6.0 million and $3.5 million, respectively, is included in investments in privately held entities in the accompanying consolidated balance sheets. As the Company does not have a readily determinable fair value and does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative, which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the years ended December 31, 2024, 2023, and 2022, there were no observable price changes to the Third Way Health investment.

Seen Health, Inc.

On April 1, 2023, the Company entered into a SAFE with Seen Health, Inc. (“Seen Health”). Based on certain triggering events defined in the SAFE, the Company has rights to Seen Health’s shares. The number of shares to be acquired will be calculated when the triggering event occurs. As of December 31, 2024 and 2023, the related investment balance of $2.0 million, respectively, is included in investments in privately held entities in the accompanying consolidated balance sheets. As the Company does not have a readily determinable fair value and does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative, which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the years ended December 31, 2024 and 2023, there were no observable price changes to the Seen Health investment.

7.
Loan Receivable and Loan Receivable–Related Parties

Loans receivable

IntraCare

In July 2023, the Company entered into a five-year convertible promissory note with IntraCare as the borrower. The principal on the note is $25.0 million, with interest on the outstanding principal amount and unpaid interest at a rate per annum equal to 8.81%, compounded annually. In the event that the convertible promissory note remains outstanding on or after the maturity date of July 27, 2028, the outstanding principal balance and any unpaid accrued interest shall, upon the election of the Company, convert into IntraCare preferred shares. As of December 31, 2024 and 2023, the related note balance of $28.3 million and $26.0 million, respectively, are included in loan receivable - non-current in the accompanying consolidated balance sheets.

BASS Medical Group

On January 29, 2024, the Company provided BASS Medical Group (“BASS”) with a $20.0 million senior secured promissory note (“BASS secured promissory note”). The promissory note is secured by certain assets of BASS. The BASS secured promissory note matures on January 11, 2031, and has an interest rate per annum equal to 8.21%, compounded annually. The principal on the note, including unpaid interest, is due and payable on the maturity date. As of December 31, 2024, the related note balance of $21.6 million is included in loan receivable, non-current in the accompanying consolidated balance sheets.

DWGAS, Inc.

On July 17, 2024, the Company entered into a five-year secured convertible promissory note with DWGAS, Inc. as the borrower. The promissory note was secured by a pledge of all the assets of DWGAS. The principal on the convertible note was $5.0 million, with interest on the outstanding principal amount and unpaid interest at a rate per annum equal to 7.5%, and scheduled to mature July 17, 2029. The Company had the option to convert the outstanding principal amount and unpaid interest into 80% ownership of DWGAS’s issued and outstanding capital stock. On December 31, 2024, the agreement was amended to acquire certain assets from a subsidiary of DWGAS, which is accounted for as a business combination, instead of 80% equity interest. Concurrently, the Company exercised its option and converted the outstanding principal balance and unpaid interest to acquire those assets (see Note 3—“Business Combinations, Asset Acquisitions, and Goodwill”).

The Company assessed the outstanding loans receivable under the CECL model by assessing the party’s ability to pay by reviewing their interest payment history quarterly, financial history annually, and reassessing any identified insolvency risk.

8.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable and other accruals	$15,168	$9,075
Capitation payable	10,639	4,503
Subcontractor IPA payable	2,486	2,529
Professional fees	5,809	4,407
Due to related parties	7,924	9,271
Contract liabilities	1,606	744
Accrued compensation	22,409	20,098
Other provider payable	40,101	9,322
Total accounts payable and accrued expenses	$106,142	$59,949

9.
Medical Liabilities

The Company’s medical liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Medical liabilities, beginning of year	$106,657	$81,255
Acquired	89,341	6,157
Components of medical care costs related to claims incurred:
Current period	1,261,281	867,970
Prior periods	1,147	(12,672)
Total medical care costs	1,262,428	855,298
Payments for medical care costs related to claims incurred:
Current period	(1,067,017)	(759,354)
Prior periods	(105,790)	(70,597)
Claims paid for acquired balance	(76,580)	(6,102)
Total paid	(1,249,387)	(836,053)
Medical liabilities, end of year	$209,039	$106,657

10.
Credit Facility, Bank Loans, and Lines of Credit

Credit Facility

The Company’s debt balance consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Term Loan	$281,500	$280,000
Revolver Loan	146,732	—
Promissory Note Payable	9,875	2,000
Total debt	438,107	282,000
Less: Current portion of debt	(9,375)	(19,500)
Less: Unamortized financing costs	(3,433)	(3,561)
Long-term debt	$425,299	$258,939

The estimated fair value of the Company’s long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of December 31, 2024 and 2023, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

The following are the future commitments, as of December 31, 2024, of the Company’s debt for the years ending December 31 (in thousands):

Amount
2025*	$16,875
2026	169,232
2027	34,250
2028	217,750
Total	$438,107

* Of the future commitments in 2025, $9.4 million was classified within current portion of long-term debt on the consolidated balance sheets as a result of the refinancing as a part of the Second Amended and Restated Credit Agreement (see “Credit Facility” below for definition) with Truist Bank on February 26, 2025 (see Note 22—“Subsequent Events”). This portion represents the portion of the short-term obligation as of December 31, 2024 that was not extended into a long-term obligation through the refinancing.

Credit Facility

Amended Credit Agreement

On June 16, 2021, the Company entered into an amended and restated credit agreement (as subsequently amended as described below, the “Amended Credit Agreement”) with Truist Bank, in its capacity as administrative agent for the lenders, issuing bank, swingline lender and lender, and the banks and other financial institutions from time to time party thereto, to, among other things, amend and restate that certain credit agreement, dated September 11, 2019, by and among the Company, Truist Bank, and certain lenders thereto, in its entirety. The Amended Credit Agreement provides for a five-year revolving credit facility to the Company of $400.0 million (“Revolver Loan”), which includes a letter of credit sub-facility of up to $25.0 million and a swingline loan sub-facility of $25.0 million. As of December 31, 2024, the Company had $146.7 million in outstanding borrowings under the Revolver Loan, and the interest rate on the Revolver Loan was 6.2%.

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

The Company will pay a quarterly ticking fee on the delayed draw portion of the Term Loan, during the draw period, in an amount equal to 0.375% per annum multiplied by the average daily unused portion of the delayed draw maximum amount. The Term Loan was secured by substantially all assets of the Company and subsidiaries of the Company that are not designated as excluded subsidiaries pursuant to the terms of the Amended Credit Agreement.

The Term Loan bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, adjusted for any Term SOFR Adjustment, plus a spread from 1.50% to 2.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio, or (b) a base rate, plus a spread of 0.50% to 1.75%, as determined on a quarterly basis based on the Company’s Consolidated Total Net Leverage Ratio. As of December 31, 2024, the interest rate on the Term Loan was 6.7% and outstanding balance of $281.5 million.

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

The Amended Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated total net leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter, provided that for any fiscal quarter during which the Company or certain subsidiaries consummate a permitted acquisition or investment, the aggregate purchase price is greater than $75.0 million, the maximum consolidated total net leverage ratio may temporarily increase by 0.25 to 1.00 to 4.00 to 1.00. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. The Third Amendment also revised certain negative covenants in the Credit Agreement, providing the Company with additional baskets and increased flexibility with respect to restrictions on indebtedness, liens, investments, acquisitions, and restricted payments. The Third Amendment also updates the definition of Consolidated EBITDA to include additional addbacks and to clarify certain components of the calculation thereof.

Under the Amended Credit Agreement, the terms and conditions of the Guaranty and Security Agreement (the “Guaranty and Security Agreement”) between the Company, AHM, and Truist Bank remain in effect. Pursuant to the Guaranty and Security Agreement, the Company and AHM have granted the lenders under the Amended Credit Agreement a security interest in substantially all of their assets to secure obligations under the Amended Credit Agreement, including, without limitation, all stock and other equity issued by their subsidiaries (including AHM) and all rights with respect to the $545.0 million loan from the Company to Astrana Medical Corporation pursuant to a 10-year secured loan agreement. The loan bears interest at a rate of 10% per annum simple interest, is not prepayable, (except in certain limited circumstances), requires quarterly payments of interest only in arrears, and is secured by a first priority security interest in all of Astrana Medical Corporation’s assets. To the extent that Astrana Medical Corporation is unable to make any interest payment when due because it has received dividends on the APC Series A Preferred Stock insufficient to pay in full such interest payment, then the outstanding principal amount of the loan will be increased by the amount of any such accrued but unpaid interest, and any such increased principal amounts will bear interest at the rate of 10.75% per annum simple interest.

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

On February 26, 2025, the Company entered into an amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with Truist Bank, in its capacities as administrative agent for the lenders, and the other parties thereto. The Second Amended and Restated Credit Agreement amended and restated the Amended Credit Agreement, and amounts borrowed under the Second Amended and Restated Credit Agreement are intended to be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, pay associated transactions costs and expenses, and provide for working capital and other general corporate needs (see Note 22—“Subsequent Events”).

Deferred Financing Costs

As of December 31, 2024 and 2023, unamortized deferred financing costs were $4.3 million and $6.1 million, respectively. As of December 31, 2024 and 2023, $0.9 million and $2.6 million, respectively, of unamortized deferred financing costs was recognized in other assets in the accompanying consolidated balance sheets and consisted of unamortized deferred financing costs related to unborrowed amounts available on the Term Loan and the unamortized deferred financing costs for the Revolver Loan. As of December 31, 2024 and 2023, $3.4 million and $3.6 million, respectively, of unamortized deferred financing costs was recorded as a direct reduction against the amounts borrowed on the Term Loan. The remaining unamortized deferred financing costs related to the Revolver Loan are amortized over the life of the Revolver Loan using the straight-line method. The remaining unamortized deferred financing costs related to the Term Loan are amortized over the life of the Term Loan using the effective interest rate method.

Promissory Notes Payable

FYB Promissory Note Agreement with CCHCA

On May 1, 2023, the Company acquired 100% of the equity interest in For Your Benefit, Inc. (“FYB”). As part of the acquisition, the Company assumed FYB's promissory note payable to Chinese Community Health Care Association (“CCHCA”). The principal on the promissory note was $2.0 million, with a maturity date of May 9, 2024. The interest rate was the prime rate plus 1.0%. The prime rate was updated annually on the effective date of the note and as published by the Wall Street Journal. On September 30, 2024, upon the settlement of the purchase price of the Company’s acquisition of FYB, the FYB promissory note was forgiven to resolve the settlement amount due from the sellers to the Company. As a result, during the year ended December 31, 2024, the Company recognized a gain equal to the principal of $2.0 million and unpaid interest of $0.4 million within other income in the accompanying consolidated statements of income.

I Health Promissory Note Payable-Related Party

On April 1, 2024, the Company issued a promissory note in the amount of $8.3 million as a promissory note (the “I Health Promissory Note”) with a maturity date of March 31, 2027. I Health may accelerate the maturity date if the Company does not exercise the I Health Call Option (see Note 6—“Investments in Other Entities-Equity Method”). The promissory note has an interest rate of 4.30% per annum on the principal amount. Accrued interest is payable on each anniversary of the promissory note payable. I Health is accounted for under the equity method based on the 25% equity ownership interest held by the Company (see Note 6—“Investments in Other Entities-Equity Method”). On July 1, 2024, an amendment was made to the I Health Promissory Note that, among other things, increased the original principal amount by an additional $1.6 million. As a result, the total amount payable under the I Health Promissory Note is $9.9 million.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the years ended December 31, 2024, 2023 and 2022, was 7.05%, 6.19%, and 3.22%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the years ended December 31, 2024, 2023, and 2022, of $1.8 million, $1.1 million, and $0.9 million, respectively.

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

Standby Letters of Credit

The Company established irrevocable standby letters of credit with Truist Bank under the Amended Credit Agreement for a total of $25.0 million for the benefit of CMS and certain health plans as of December 31, 2024. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present, or any future expiration date.

Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank under the APC Business Loan Agreement for a total of $2.1 million for the benefit of certain health plans as of December 31, 2024. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

11.
Income Taxes

Provision for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2024	2023	2022
Current
Federal	$23,695	$35,434	$35,365
State	11,441	8,999	19,788
	35,136	44,433	55,153
Deferred
Federal	(2,424)	(3,638)	(11,552)
State	(1,826)	(8,806)	(2,726)
	(4,250)	(12,444)	(14,278)
Total provision for income taxes	$30,886	$31,989	$40,875

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate as follows:

	Years ended December 31,
	2024	2023	2022
Tax provision at U.S. federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	9.5	11.6	12.1
Non-deductible permanent items	3.8	2.5	0.9
Variable interest entities	1.1	(2.1)	(1.1)
Stock-based compensation	3.9	2.8	(0.3)
Change in valuation allowance	(0.8)	(2.6)	4.4
Gain on sale of investment	—	8.5	1.2
Tax credits	(1.3)	—	—
NOL adjustment	(0.8)	0.2	0.5
Undistributed dividend	—	(11.5)	7.2
Spin-off transaction	—	3.0	—
Uncertain tax position	0.8	—	—
Tax rate change	(0.3)	—	—
Return-to-provision	(0.4)	2.4	0.6
Accrual to cash true-up	1.3	—	—
Other	0.4	(0.3)	0.6
Effective income tax rate	38.2%	35.5%	47.1%

The Company’s effective tax rate differs from the Federal statutory rate of 21% primarily due to state taxes, non-deductible permanent items, and stock-based compensation, offset by change in valuation allowance and R&D credits from increased R&D activities.

Significant components of the Company’s deferred tax assets (liabilities) are shown below (in thousands).

	December 31,
	2024	2023
Deferred tax assets
State taxes	$2,435	$2,831
Accrued expenses	1,110	1,747
Allowance for bad debts	3,741	1,718
Investment in other entities	—	1,355
Net operating loss carryforward	6,775	7,551
Lease liability	8,644	10,897
Unrealized gain	1,488	1,284
Stock options	1,731	663
Deferred tax assets before valuation allowance	25,924	28,046
Valuation allowance	(5,267)	(5,904)
Net deferred tax assets	20,657	22,142
Deferred tax liabilities
Property and equipment	(1,031)	(329)
Acquired intangible assets	(13,493)	(15,301)
Right-of-use assets	(7,721)	(9,936)
Debt issuance cost	(375)	(648)
Investment in other entities	(1,701)	—
Other	(891)	—
Deferred tax liabilities	(25,212)	(26,214)
Net deferred tax liabilities	$(4,555)	$(4,072)

A valuation allowance of $5.3 million and $5.9 million as of December 31, 2024 and 2023, respectively, has been established against the Company’s deferred tax assets related to tax attributes with limitations on being utilized. Valuation allowance decreased by $0.6 million in 2024 and $2.4 million in 2023.

As of December 31, 2024, the Company had federal and California tax net operating loss carryforwards of approximately $17.4 million and $44.8 million, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2027 through 2044; however, $2.5 million of the federal net operating loss carryforwards do not expire and will be carried forward indefinitely. The Company has determined certain NOLs are limited pursuant to Internal Revenue Code Sections 382 and 383, but does not anticipate these NOLs will expire before utilization.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities. The following table summarizes the activity related to the Company’s unrecognized tax benefits.

	2024	2023

Gross unrecognized tax benefits at January 1,	$—	$—
Increases for tax positions taken in the current year	359	—
Increases for tax positions taken in the prior year	359	—
Gross unrecognized tax benefits at December 31,	$718	$—

If recognized, $0.7 million of the unrecognized tax benefits as of December 31, 2024 would reduce the annual effective tax rate. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company is subject to U.S. federal income tax, as well as income tax in several states. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2020 through December 31, 2023 and for the years ended December 31, 2021 through December 31, 2023, respectively. The Company is currently under audit by the Internal Revenue Service and the California Franchise Tax Board for tax years ended December 31, 2019 through December 31, 2022.

12.
Mezzanine Deficit and Stockholders’ Equity

Mezzanine Deficit

APC

As the redemption feature (see Note 2—“Basis of Presentation and Summary of Significant Accounting Policies”) of APC’s shares of common stock is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of December 31, 2024, 2023, and 2022.

Stockholders’ Equity

Preferred Stock—Series A and Series B

In October 2015, AHM purchased from Astrana, in a private offering of securities, 1,111,111 units, each unit consisting of one share of Astrana’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and a common stock warrant to purchase one share of Astrana’s common stock at an exercise price of $9.00 per share, which expired in October 2020. In March 2016, AHM purchased from Astrana, in a private offering of securities, 555,555 units, each unit consisting of one share of Astrana’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), and a common stock warrant to purchase one share of Astrana’s common stock at an exercise price of $10.00 per share, which expired in March 2021. In April 2024, the Company repurchased all outstanding shares of preferred stock held by AHM. On April 24, 2024, the Company filed a Certificate of Elimination to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, eliminating from the Restated Certificate of Incorporation all matters set forth in the Amended and Restated Certificate of Designation with respect to the Company’s Series A Preferred Stock and Series B Preferred Stock and returning each of the Series A Preferred Stock and Series B Preferred Stock to the status of authorized and unissued shares of preferred stock of the Company, without designation as to series. As a result, there were no authorized or outstanding shares of the Series A Preferred Stock or Series B Preferred Stock as of December 31, 2024.

Common Stock

Subject to the rights of preferred stockholders, if any, holders of the Company’s common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors, at its discretion, from legally available funds. In the event of a liquidation, dissolution, or winding up, the holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of the Company’s known debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.

As of December 31, 2024, 41,048 holdback shares have not been issued to certain former AHM shareholders who were AHM shareholders when Astrana had completed its business combination with AHM (the “2017 Merger”), as they have yet to submit properly completed letters of transmittal to Astrana in order to receive their pro rata portion of Astrana common stock as contemplated under the Merger Agreement. Pending such receipt, such former AHM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.

Dividends

During the years ended December 31, 2024, 2023, and 2022, APC declared dividends of $62.0 million, $58.0 million, and $58.3 million, respectively, to their Series A Preferred shareholders.

During the year ended December 31, 2024, APC declared no dividends to their common shareholders. During the years ended December 31, 2023 and 2022, APC declared dividends of $210.9 million and $37.9 million, respectively, to their common shareholders.

During the years ended December 31, 2024, 2023, and 2022, certain consolidated subsidiaries of the Company, excluding APC, paid distributions of $4.0 million, $3.9 million, and $4.1 million, respectively, to the shareholders who own the non-controlling interests in the entities.

Treasury Stock

As of December 31, 2024 and 2023, APC owned 7,132,698 shares of Astrana’s common stock. While such shares of Astrana’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the consolidated financial statements. APC's ownership in Astrana was 12.96% and 13.22% as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company had repurchased 19,509 of its common stock for $0.9 million. During the year ended December 31, 2023, the Company had repurchased 3,451,642 shares of its common stock, which included 3,166,561 shares of common stock purchased from APC for $100.0 million on November 14, 2023. These are included as treasury stock.

As of December 31, 2024 and 2023, the total treasury stock, including the Company’s stock held by APC, was 10,603,849 and 10,584,340, respectively.

13.
Stock-Based Compensation

Equity Incentive Plans

The Company assumed the 2015 Equity Incentive Plan (as amended, the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder. At the 2021 annual meeting of stockholders, the 2015 Plan was amended to increase the maximum number of shares authorized for issuance thereunder by 2,000,000 shares, from 1,500,000 shares to 3,500,000 shares. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of December 31, 2024, there were no shares available for future grants under the 2015 Plan.

On November 15, 2023, the Company adopted the Employment Inducement Award Plan (the “Inducement Plan”), pursuant to which the Company may, from time to time, grant equity-based awards to new employees as a material inducement to their employment. Awards granted under the Inducement Plan may be in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. A total of 500,000 shares of the Company’s common stock, par value $0.001 per share, have been reserved for issuance pursuant to awards granted under the Inducement Plan (subject to adjustment as provided in the Inducement Plan). As of December 31, 2024, there were approximately 0.3 million shares available for future grants in the Inducement Plan.

On February 28, 2024, the Board of the Company unanimously adopted the Astrana Health, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) which was then approved by our stockholders on June 12, 2024 at the 2024 Annual Meeting. The 2024 Plan replaced the 2015 Equity Incentive Plan as of the approval date, rendering the 2015 Plan effectively terminated. Under the 2024 Plan, the Company is authorized to issue up to 2,100,000 shares of its common stock, par value $0.001 per share. The 2024 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, stock appreciation rights, and other stock-based awards. As of December 31, 2024, there was approximately 1.4 million shares available for future grants under the 2024 Plan.

The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans in 2024, 2023, and 2022, and associated with the issuance of restricted shares of common stock and vesting of stock options that are included in general and administrative expenses in the accompanying consolidated statements of income (in thousands):

	Years ended December 31,
	2024	2023	2022
Stock options and ESPP	$1,339	$1,790	$3,792
Restricted stock awards and units	33,197	20,250	12,309
Total stock-based compensation expense	$34,536	$22,040	$16,101

Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2024 was $43.0 million and is expected to be recognized over a weighted-average period of 1.5 years.

Options

The Company’s outstanding stock options consisted of the following:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2024	504,241	$34.03	2.10	$4.7
Options granted	—	—	—	—
Options exercised	(108,425)	17.29	—	3.0
Options canceled, forfeited or expired	(7,271)	50.56	—	—

Options outstanding at December 31, 2024	388,545	$38.39	1.12	$3.4
				`
Options exercisable at December 31, 2024	388,545	$38.39	1.12	$3.4

During the year ended December 31, 2024, there were 108,425 options exercised from which the Company received cash proceeds of $0.8 million, and from which 23,826 shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participants. During the year ended December 31, 2023, options were exercised for 140,000 shares of the Company’s common stock, resulting in proceeds of approximately $1.5 million. There were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the year ended December 31, 2023.

The exercise prices ranged from $15.35 to $18.65 per share for the exercises during the year ended December 31, 2024, and $10.00 to $18.11 per share for the exercises during the year ended December 31, 2023. The total intrinsic value of stock options exercised was $3.0 million, $3.5 million, and $1.0 million, during the years ended December 31, 2024, 2023, and 2022, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price.

During the years ended December 31, 2024 and 2023, no options were granted. The weighted-average grant-date fair value of options granted during the year ended December 31, 2022 was $22.32.

Restricted Stock Awards and Units

The Company’s unvested restricted stock awards and units activity for the year ended December 31, 2024 consisted of the following:

	Restricted Stock Awards and Units		Performance-Based Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2024	713,284	$60.98	627,333	$35.05
Granted	573,487	43.64	855,287	44.43
Vested	(289,301)	44.76	(78,206)	37.79
Forfeited	(63,662)	39.43	(120,085)	36.25

Unvested as of December 31, 2024	933,808	$56.82	1,284,329	$41.02

The Company grants restricted stock awards and units to officers and employees, which are earned based on service and/or performance conditions. The awards will vest over a period of one month to four years in accordance with the terms of those plans. The grant date fair value of the restricted stock awards and units is the grant date’s closing market price of the Company’s common stock. During the year ended December 31, 2024, the Company granted 855,287 shares of restricted stock awards and units with performance-based conditions and 573,487 shares of restricted stock awards and units without performance-based conditions. During the year ended December 31, 2024, the weighted average grant date fair value of restricted stock awards and units with and without performance-based conditions was $44.43 and $43.64, respectively. Shares of restricted stock awards and units with performance-based conditions are recognized to the extent the performance conditions are probable of being achieved. The total fair value of restricted stock awards and units, as of their respective vesting dates during the years ended December 31, 2024, 2023, and 2022, was $21.1 million, $14.3 million, and $10.8 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP is a shareholder-approved plan that allows eligible employees to contribute a portion of their eligible earnings toward the semi-annual purchase of the Company’s common stock at a discounted price equal to 85% up to 90% of the fair market values of the stock on the exercise date, subject to a maximum number of shares that can be purchased during any single offering period as well as an annual maximum dollar amount of shares during any single calendar year. A maximum of 5,000,000 shares were authorized for issuance at the time the ESPP was approved. There were 7,789 shares issued for the year ended December 31, 2024.

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

As a risk-bearing organization, the Company is required to follow regulations of the Department of Managed Health Care (“DMHC”). The Company must comply with a minimum working capital requirement, tangible net equity (“TNE”) requirement, cash-to-claims ratio, and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. At December 31, 2024 and 2023, the consolidated IPAs were in compliance with these regulations.

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

Standby Letters of Credit

The Company established irrevocable standby letters of credit with Truist Bank for a total of $25.0 million for the benefit of CMS and certain health plans as of December 31, 2024 (see Note 10 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).

Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank for a total of $2.1 million, for the benefit of certain health plans as of December 31, 2024 (see Note 10 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).

Litigation

From time to time, the Company may be involved in legal proceedings and other matters arising in the normal course of business. Currently, management does not believe the Company is a party to any legal proceedings that would have a material adverse effect on its operations. The Company continuously evaluates potential contingencies and will accrue liabilities as necessary. However, the resolution of any claim or litigation is inherently uncertain and could impact the Company’s financial condition, cash flows, or results of operations.

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

The Company’s contracted physicians are required to carry first-dollar coverage with limits of liability equal to not less than $1.0 million for claims based on occurrence up to an aggregate of $3.0 million per year. The Company’s IPAs purchase stop-loss insurance, which will reimburse them for claims from service providers on a per enrollee basis. The specific retention amount per enrollee per policy period is $45,000 to $0.3 million for professional coverage.

Although the Company currently maintains liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs, and on favorable terms.

15.
Related-Party Transactions

Equity Method Investments

During the years ended December 31, 2023, and 2022, the Company recognized approximately $16.7 million and $21.2 million, respectively, in management fee income, from LMA. On August 31, 2023, the management service agreement with LMA’s IPA was terminated. LMA is accounted for under the equity method based on 25% equity ownership interest held by APC (see Note 6—“Investments in Other Entities”).

During the years ended December 31, 2024, 2023, and 2022, the Company paid approximately $3.2 million, $2.7 million, and $2.7 million, respectively, to Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”) for provider services. PMIOC provides covered services on behalf of the Company’s RBOs to enrollees of the plans. PMIOC is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 6—“Investments in Other Entities”).

During the year ended December 31, 2024 and 2023, the Company paid approximately $1.0 million and $1.1 million, respectively, for provider services to an equity method investment in which the Company has a 25% equity ownership (see Note 6—“Investments in Other Entities”).

During the year ended December 31, 2024, the Company recognized approximately $2.2 million in management fees and interest expense to I Health. The Company has a management service agreement and promissory note payable with I Health. I Health is accounted for under the equity method based on the 25% equity ownership interest held (see Note 6—“Investments in Other Entities”).

During the year ended December 31, 2024, the Company recognized approximately $1.0 million in management fee income from equity method investments acquired through the CHS acquisition. The Company owns 50% - 51% equity interest in these investments. These investments are accounted for under equity method (see Note 6—“Investments in Other Entities”).

Astrana Board Members and Officers

During the years ended December 31, 2024, 2023, and 2022, the Company recognized approximately $1.9 million, $2.2 million, and $1.5 million, respectively, in revenue, net of costs, from Arroyo Vista Family Health Center (“Arroyo Vista”). Revenue consisted of management fees and surplus from shared risk arrangements. Expenses consisted of fees for provider services. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.

During the years ended December 31, 2024, 2023, and 2022, the Company incurred rent expenses of approximately $4.0 million, $3.8 million, and $2.2 million, respectively, from certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. As of December 31, 2024 and 2023, the Company’s operating right-of-use asset balance included $2.7 million and $14.1 million, respectively, and the Company’s operating lease liabilities included, $2.7 million and $14.5 million, respectively, for certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. These properties were previously consolidated and eliminated by Astrana until they were spun off on December 26, 2023. The chief executive officer of Allied Pacific Holdings Investment Management, LLC is a member of the Company’s board of directors.

During the year ended December 31, 2024, Allied Pacific Holdings Investment Management, LLC paid APC $5.3 million for taxes associated with the APC Excluded Assets Spin-off on December 26, 2023 (see Note 20—“Segments”).

During the years ended December 31, 2024 and 2023, the Company incurred approximately $3.6 million and $1.3 million in expenses, respectively, payable to Third Way Health for call center and credentialing services. One of Astrana’s officers is a board member of Third Way Health. As of December 31, 2024 and 2023, via a Simple Agreement for Future Equity, the Company funded $6.0 million and $3.5 million, respectively, in Third Way Health. The investment is included in investments in privately held entities in the accompanying consolidated balance sheets.

During the year ended December 31, 2024, the Company incurred approximately $0.2 million in expenses, payable to The Stellar Health Group, Inc. for payment processing services. One of Astrana’s officers is a board member of The Stellar Health Group, Inc.

During the years ended December 31, 2024, 2023, and 2022, the Company paid approximately $0.5 million, $2.6 million, and $1.9 million, respectively, to Sunny Village Care Center for services as a provider. Sunny Village Care Center shares common ownership with certain Astrana board members and officers. The Company has provider contracts with Sunny Village Care Center.

During the years ended December 31, 2024 and 2023, Astrana paid approximately $0.9 million and $9.8 million, respectively, to purchase Astrana’s stock from certain board members. During the year ended December 31, 2022, APC paid approximately $9.3 million to purchase Astrana’s stock from a board member.

During the years ended December 31, 2024 and 2023, the Company incurred rent expenses of approximately $0.2 million and $0.1 million, respectively, from First Commonwealth Property, LLC for office leases. First Commonwealth Property, LLC shares common ownership with certain board members of Astrana. The Company has lease arrangements with First Commonwealth Property, LLC.

As of December 31, 2024 and 2023, the Company’s operating right-of-use asset balance included $0.7 million and $0.8 million, respectively, and the Company’s operating lease liabilities included $0.7 million and $0.8 million, respectively, for certain properties owned by First Commonwealth Property, LLC.

The Company has agreements with Health Source MSO Inc., a California corporation (“HSMSO”), Aurion Corporation (“Aurion”), and AHMC Healthcare Inc. (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO, and Aurion and is also the sole owner of Aurion. Revenue with AHMC and HSMSO consists of capitation, risk pool, and other revenues and expenses consisting of claims expenses, management fees, and consulting fees.

The following table sets forth revenue recognized and fees incurred related to AHMC, HSMSO, and Aurion (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	AHMC	HSMSO	AURION	AHMC	HSMSO	AURION	AHMC	HSMSO	AURION
Revenue	$41,289	$1,648	$—	$49,634	$1,242	$—	$56,397	$1,089	$—
Expenses	34,914	—	275	20,000	822	300	21,810	1,554	300
Net	$6,375	$1,648	$(275)	$29,634	$420	$(300)	$34,587	$(465)	$(300)

The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the years ended December 31, 2024, 2023, and 2022, the Company had recognized risk pool revenue of $34.1 million, $43.8 million, and $50.5 million, respectively, of which $47.7 million and $54.0 million, remained outstanding as of December 31, 2024 and 2023, respectively.

APC Board Members

During the years ended December 31, 2024, 2023, and 2022, the Company paid an aggregate of approximately $19.5 million, $23.1 million, and $34.5 million, respectively, to board members for provider services which included approximately $3.1 million, $4.2 million, and $3.7 million, respectively, to Astrana board members and officers who are also board members and officers of APC.

In addition, affiliates wholly owned by the Company’s key personnel are reported in the accompanying consolidated statements of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related-party transactions.

Intercompany Transactions

Because of corporate practice of medicine laws, the Company uses designated shareholder professional corporations, of which the sole shareholder is a member of the Company’s key personnel, to engage in certain transactions and make intercompany loans from time to time.

For equity method investments and promissory note payable with related parties, see Note 6 — “Investments in Other Entities” and Note 10 — “Credit Facility, Bank Loans, and Lines of Credit,” respectively.

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

17.
Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income attributable to Astrana by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period, using the as-if converted method for secured convertible notes, preferred stock, and the treasury stock method for options and common stock warrants. The non-controlling interests in APC are allocated their share of Astrana’s income from APC’s ownership of Astrana common stock and this is included in the net income (loss) attributable to non-controlling interests on the consolidated statements of income. Therefore, none of the shares of Astrana held by APC are considered outstanding for the purposes of basic or diluted earnings per share computation.

As of December 31, 2024, 2023, and 2022, APC held 7,132,698, 7,132,698, and 10,299,259 shares of Astrana’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.

For the years ended December 31, 2024, 2023, and 2022, restricted stock of 29,753, 186,290, and 133,480, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.

For the years ended December 31, 2024, 2023, and 2022, contingently issuable shares of 1,250,413, 782,484, and 245,478, respectively, were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of December 31, 2024, 2023, and 2022, as applicable.

For the years ended December 31, 2024, 2023, and 2022, stock options of 155,990, 175,478, and 188,761, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive.

Below is a summary of the earnings per share computations:

	Years ended December 31,
	2024	2023	2022
Earnings per share – basic	$0.91	$1.30	$1.00
Earnings per share – diluted	$0.90	$1.29	$0.99
Weighted-average shares of common stock outstanding – basic	47,597,295	46,553,256	44,971,143
Weighted-average shares of common stock outstanding – diluted	47,974,334	46,943,140	45,602,415

Below is a summary of the shares included in the diluted earnings per share computations:

	Years ended December 31,
	2024	2023	2022
Weighted-average shares of common stock outstanding – basic	47,597,295	46,553,256	44,971,143
Stock options	139,401	169,577	439,309
Restricted stock awards	205,433	51,182	161,648
Contingently issuable shares	32,205	169,125	30,315
Weighted-average shares of common stock outstanding – diluted	47,974,334	46,943,140	45,602,415

18.
Variable Interest Entities (VIEs)

Consolidated Variable Interest Entities

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

Some states have laws that prohibit business entities with non-physician owners—such as Astrana and its subsidiaries—from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions by physicians. These laws are generally referred to as corporate practice of medicine laws. States that have corporate practice of medicine laws permit only physicians to practice medicine, exercise control over medical decisions, or engage in certain arrangements, such as fee-splitting, with physicians.

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

Certain state laws prohibit a professional corporation that has more than one shareholder from being a shareholder in another professional corporation. As a result, the Company cannot directly own shares in other professional corporations. However, an exception to this regulation permits a professional corporation that has only one shareholder to own shares in another professional corporation. In reliance on this exception, the Company designated certain key personnel as the nominee shareholder of professional corporations which hold controlling and non-controlling ownership interests in several medical corporations. Via a Physician Shareholder Agreement with the nominee shareholder. the Company has the ability to designate another person to be the equity holder of the professional corporation. In addition, these entities are managed by the Company’s wholly owned MSOs via MSA. In accordance with relevant accounting guidance, the professional corporations, and their consolidated medical corporations, are consolidated by the Company in the accompanying financial statements.

Astrana Medical and Astrana Care Partners Medical were formed as designated shareholder professional corporations in May 2019 and July 2021, respectively. The Company’s Vice Chairman is the sole shareholder of Astrana Medical and Astrana Care Partners Medical. Via a Physician Shareholder Agreement, Astrana makes all the decisions on behalf of Astrana Medical and Astrana Care Partners Medical. Astrana has the obligation to absorb losses of, or the right to receive benefits from, Astrana Medical and Astrana Care Partners Medical. Therefore, Astrana Medical and Astrana Care Partners Medical are controlled by and consolidated by Astrana as the primary beneficiary of the VIEs.

On January 1, 2024, the Company reacquired a 25% equity interest of Eleanor Leung M.D. As a result, Astrana Care Partners Medical now owns 100% of Eleanor Leung M.D.

The following table includes assets that can only be used to settle the liabilities of the Company’s VIEs, and to which the creditors of Astrana have no recourse, and liabilities to which the creditors of the Company’s VIEs have no recourse to the general credit of Astrana, as the primary beneficiary of the VIEs. These assets and liabilities, with the exception of investments in affiliates and amounts due to, or from, affiliates which are eliminated upon consolidation, are included in the accompanying consolidated balance sheets (in thousands).

	December 31,
	2024	2023
Assets

Current assets
Cash and cash equivalents	$158,922	$184,078
Investment in marketable securities	2,259	—
Receivables, net	83,977	21,120
Receivables, net – related party	48,251	58,707
Income taxes receivable	—	1,600
Other receivables	15,303	454
Prepaid expenses and other current assets	10,161	9,991

Total current assets	318,873	275,950

Non-current assets
Property and equipment, net	5,875	5,306
Intangible assets, net	87,840	60,906
Goodwill	243,283	140,157
Income taxes receivable, non-current	15,943	15,943
Investments in other entities – equity method	15,442	12,114
Investment in a privately held entity	405	405
Investment in affiliates*	224,894	273,182
Restricted cash	40	40
Operating lease right-of-use assets	21,585	28,796
Other assets	3,019	1,149

Total non-current assets	618,326	537,998

Total assets	$937,199	$813,948

Current liabilities
Accounts payable and accrued expenses	$43,800	$32,707
Fiduciary accounts payable	8,223	7,737
Medical liabilities	105,486	55,157
Dividend payable	638	638
Income taxes payable	11,041	—
Finance lease liabilities	520	646
Operating lease liabilities	3,487	3,305
Other liabilities	1,351	8,542
Amount due to affiliates*	48,142	107,340

Total current liabilities	222,688	216,072

Non-current liabilities
Deferred tax liability	11,237	7,284
Finance lease liabilities, net of current portion	520	1,033
Operating lease liabilities, net of current portion	21,012	28,675
Other long-term liabilities	619	230

Total non-current liabilities	33,388	37,222

Total liabilities	$256,076	$253,294

* Investment in affiliates includes the Company’s VIEs’ investment in Astrana, which is reflected as treasury shares and eliminated upon consolidation. Amounts due to, or from, affiliates are receivables with Astrana’s subsidiaries. As a result, these balances are eliminated upon consolidation and are not reflected on Astrana’s consolidated balance sheets as of December 31, 2024 and 2023.

19.
Leases

The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms ranging from 1 month to 21 years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. These leases consist of payments that are fixed or variable. Variable lease payments are based on an index or a rate such as the Consumer Price Index. As of December 31, 2024 and 2023, assets recorded under finance leases were $1.3 million and $1.7 million, respectively, and accumulated depreciation associated with finance leases was $2.2 million and $1.6 million, respectively.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$12,594	$7,771	$6,622

Finance lease cost
Amortization of lease expense	670	675	564
Interest on lease liabilities	83	103	70

Sublease income	(248)	(1,025)	(649)

Total lease cost	$13,099	$7,524	$6,607

Other information related to leases was as follows (dollars in thousands):

	Years Ended December 31 ,
	2024	2023	2022
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,574	$7,783	$6,781
Operating cash flows from finance leases	83	103	70
Financing cash flows from finance leases	670	675	564

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	14,117	25,124	—
Finance leases	152	486	971

	December 31, 2024	December 31, 2023
Weighted-Average Remaining Lease Term

Operating leases	7.07 years	8.73 years
Finance leases	2.50 years	3.00 years

Weighted-Average Discount Rate

Operating leases	6.71%	6.02%
Finance leases	5.73%	5.24%

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2025	$7,611	$607
2026	7,302	345
2027	6,797	267
2028	6,543	27
2029	5,412	8
Thereafter	12,832	—

Total future minimum lease payments	46,497	1,254
Less: imputed interest	10,493	93
Total lease obligations	36,004	1,161
Less: current portion	5,350	554
Long-term lease obligations	$30,654	$607

20.
Segments

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”). Factors used in determining the reportable business segments include the nature of operating activities and the type of information presented to the Company's chief operating decision makers to evaluate all results of operations. The Company currently has three reportable segments consisting of: 1) Care Partners; 2) Care Delivery; and 3) Care Enablement (See Note 1—“Description of Business”).

The Company’s Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners with a shared vision for coordinated care delivery. Under relevant accounting guidance, while the Company’s Care Partners—IPAs and Care Partners—ACO are two operating segments, they share similar economic characteristics and meet other criteria, which permits the Company to aggregate them into a single reportable segment, which the Company has done. Revenue for this segment is primarily comprised of capitation and risk pool settlements and incentives. Cost of service for this segment is primarily capitation and claims expenses.

The Company’s Care Delivery segment is a patient-centric, data-driven care delivery organization focused on delivering high-quality and accessible care to all patients. The Care Delivery segment provides primary care, multi-specialty care, and ancillary care services. Revenue is primarily earned based on fee-for-service reimbursements, capitation, and performance-based incentives. Cost of service for this segment is primarily medical supplies costs and salaries expense related to medical staff and clinic employees.

The Company’s Care Enablement segment is an integrated, end-to-end clinical and administrative platform powered by the Company’s proprietary technology suite, which provides operational, clinical, financial, technology, management, and strategic services to enable success in the delivering of high-quality, value-based care for providers and payers. Revenue for this segment is primarily comprised of management and software fees, charged as a percentage of gross revenue or on a per-member-per-month basis. Cost of service for this segment is primarily MSO salaries expense.

The Company's chief operating decision makers (“CODMs”) are its Chief Executive Officer and the Chief Financial Officer. The CODMs evaluate the performance of the Company’s operating segments based on segment revenue growth and operating income. The CODMs use revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. The Company’s operations are based in the United States. All revenues of the Company are derived from the United States. The CODMs do not evaluate the Company’s segments using asset information.

In the normal course of business, the Company’s reportable segments enter into transactions with each other. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues recognized by a segment and expenses incurred by the counterparty are eliminated in consolidation and do not affect consolidated results.

Corporate costs are unallocated and primarily include corporate initiatives, corporate infrastructure costs, and corporate shared costs, such as finance, human resources, legal, and executives.

Certain amounts disclosed in the prior periods have been recast to conform to the current period presentation. Specifically, reclassifications were made between cost of services and general and administrative expenses in the accompanying segment table for the years ended December 31, 2023 and 2022, and the segments are presented net of intrasegment eliminations. The significant segment expenses that comprise operating income as a measure used by the CODMs in evaluating operating segment performance do not differ from the operating expenses as presented on the consolidated statements of income.

Additionally, for the prior periods, certain amounts are presented in a column for Other to represent other affiliates of the Company that primarily consisted of real estate operations, that were spun-off on December 26, 2023, and do not represent a reportable segment. On December 26, 2023, APC completed a restructuring transaction to spin-off its real estate investments, a component of Excluded Assets that were solely for the benefit of the APC shareholders. To effect the restructuring, APC contributed its real estate investments to a wholly owned subsidiary in exchange for 100% of the subsidiary’s membership interest units, which membership interests were then distributed to holders of APC’s outstanding common stock as a dividend, with each such stockholder receiving one membership interest unit for each share of outstanding APC common stock held.

The following table presents information about our segments (in thousands):

	Year Ended December 31, 2024
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Revenue
Third Party	$1,949,033	$70,000	$15,507	$—	$—		$—	$2,034,540
Intersegment	—	66,668	139,941	—	(206,609)		—	—
Total revenues	1,949,033	136,668	155,448	—	(206,609)		—	2,034,540

Cost of services	1,633,021	109,672	83,720	—	(63,261)		—	1,763,152
General and administrative(1)	174,774	26,893	53,461	—	(143,433)		70,343	182,038
Total expenses	1,807,795	136,565	137,181	—	(206,694)		70,343	1,945,190

Income (loss) from operations	$141,238	$103	$18,267	$—	$85	(2)	$(70,343)	$89,350

	Year Ended December 31, 2023
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Revenue
Third Party	$1,284,081	$61,600	$40,227	$753	$—		$—	$1,386,661
Intersegment	—	56,343	95,597	184	(152,124)		—	—
Total revenues	1,284,081	117,943	135,824	937	(152,124)		—	1,386,661

Cost of services	1,075,631	90,570	59,075	296	(53,869)		—	1,171,703
General and administrative(1)	116,729	21,500	57,672	3,752	(102,479)		33,171	130,345
Total expenses	1,192,360	112,070	116,747	4,048	(156,348)		33,171	1,302,048

Income (loss) from operations	$91,721	$5,873	$19,077	$(3,111)	$4,224	(2)	$(33,171)	$84,613

	Year Ended December 31, 2022
	Care Partners	Care Delivery	Care Enablement	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Revenue
Third Party	$1,051,464	$49,806	$42,023	$870	$—		$—	$1,144,163
Intersegment	—	45,970	78,177	115	(124,262)		—	—
Total revenues	1,051,464	95,776	120,200	985	(124,262)		—	1,144,163

Cost of services	869,238	70,890	51,531	258	(47,232)		—	944,685
General and administrative(1)	97,004	15,915	41,628	2,681	(81,328)		19,313	95,213
Total expenses	966,242	86,805	93,159	2,939	(128,560)		19,313	1,039,898

Income (loss) from operations	$85,222	$8,971	$27,041	$(1,954)	$4,298	(2)	$(19,313)	$104,265

(1)
Balance includes general and administrative expenses and depreciation and amortization.
(2)
Income from operations for the intersegment elimination represents rental income from segments renting from other segments. Rental income is presented within other income that is not presented in the table.

21.
Fair Value Measurements of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2024 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$3,673	$—	$—	$3,673
Marketable securities – certificates of deposit	2,289	—	—	2,289
Marketable securities – equity securities	89	—	—	89
I Health call option	—	—	3,778	3,778
Interest rate collar	—	19	—	19
	$6,051	$19	$3,778	$9,848
Liabilities
AAMG contingent consideration	$2,110	$—	$—	$2,110
VOMG contingent consideration	—	—	15	15
Sun Labs remaining equity interest purchase	—	—	7,352	7,352
ADSC contingent consideration	—	—	4,285	4,285
CFC contingent consideration	—	—	9,949	9,949
PCCCV contingent consideration	—	—	1,351	1,351
CHS contingent consideration	—	—	5,643	5,643
Total liabilities	$2,110	$—	$28,595	$30,705

* Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2023 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$4,842	$—	$—	$4,842
Marketable securities – certificates of deposit	2,150	—	—	2,150
Marketable securities – equity securities	348	—	—	348
Total assets	$7,340	$—	$—	$7,340
Liabilities
AAMG contingent consideration	$—	$—	$5,475	$5,475
VOMG contingent consideration	—	—	17	17
DMG remaining equity interest purchase	—	—	8,542	8,542
Sun Labs remaining equity interest purchase	—	—	7,802	7,802
Interest rate collar	—	252	—	252
Total liabilities	$—	$252	$21,836	$22,088

* Included in cash and cash equivalents

The change in the fair value of Level 3 liabilities is recognized in unrealized loss on investments, other income, and general and administrative expenses in the accompanying consolidated statements of income. As of December 31, 2024, the reconciliation of our Level 3 liabilities was as follows (in thousands):

Amount
Balance at January 1, 2024	$21,836
Additions	19,342
Transfer out	(2,110)
Change in fair value of Level 3 liabilities	3,093
Settlements	(13,566)
Balance at December 31, 2024	$28,595

Investments in Marketable Securities

Certificates of deposit are reported at par value, plus accrued interest, with maturity dates greater than ninety days. As of December 31, 2024 and 2023, certificates of deposit amounted to approximately $2.3 million and $2.2 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.

Equity securities are reported at fair value. These securities are classified as Level 1 in the valuation hierarchy, where quoted market prices from reputable third-party brokers are available in an active market and unadjusted. As of December 31, 2024 and 2023, the equity securities were approximately $0.1 million and $0.3 million, respectively, in the accompanying consolidated balance sheets. In August 2024, the Company sold all of its common stock in Nutex Health, Inc. (“Nutex”). Gains and losses recognized on equity securities sold are recognized in the accompanying consolidated statements of income as other income. The components comprising total gains and losses on equity securities are as follows (in thousands) for the periods listed below:

	Years ended December 31,
	2024	2023
Total losses recognized on equity securities	$(135)	$(6,629)
Less losses recognized on equity securities sold	(146)	(4,052)
Unrealized gain (loss) recognized on equity securities held at end of period	$11	$(2,577)

Derivative Financial Instruments

Interest Rate Collar Agreements

The Company’s collar agreement is designed to limit the interest rate risk associated with the Company’s Revolver Loan. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. See Note 10—“Credit Facility, Promissory Notes Payable, Bank Loans, and Lines of Credit,” for further information on the Company’s debt. Under the terms of the agreement, the ceiling is 5.0% and the floor is 2.34%. The collar agreement is not designated as a hedging instrument. Changes in the fair value of this contract are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and reflected in the accompanying consolidated statements of cash flows as unrealized (gain) loss on investments. The estimated fair value of the collar was determined using Level 2 inputs. As of December 31, 2024 and 2023, the fair value of the collar was $19,000 and $0.3 million, respectively, and was presented within prepaid expenses and other current assets and other long-term liabilities in the accompanying consolidated balance sheets, respectively. For the years ended December 31, 2024 and 2023, the Company recognized an unrealized gain of $0.3 million and an unrealized loss of $0.3 million, respectively.

I Health Call Option

The Company acquired a 25% equity interest in I Health which included a call option that allows the Company to purchase an additional 25% equity interest on each of the first, second, and third anniversaries of the purchase. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of December 31, 2024, the call option's value was $3.8 million. The I Health call option is presented within other assets in the accompanying consolidated balance sheet. Changes in the fair value of the option are presented in other income in accompanying consolidated statements of income. The 25% equity interest in I Health is accounted for under the equity method (see Note 6—“Investments in Other Entities”).

Remaining equity interest purchase

In 2021, the Company entered into a financing obligation to purchase the remaining equity interest in Diagnostic Medical Group of Southern California (“DMG”) and Sun Clinical Laboratories (“Sun Labs”) within three years from the date the Company consolidated DMG and Sun Labs. The purchase of the remaining DMG equity value was considered a financing obligation with a carrying value of $8.5 million as of December 31, 2023. In December 2024, the Company purchased the remaining DMG equity interest, and the financing obligation is no longer outstanding as of December 31, 2024. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $7.4 million and $7.8 million, as of December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and 2023, the change in the fair value of the financing obligation was $0.4 million and $2.0 million, respectively, and is presented in unrealized loss on investments in the accompanying consolidated statements of income. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other liabilities as of December 31, 2024 and 2023, in the accompanying consolidated balance sheets.

Contingent consideration

All-American Medical Group (“AAMG”)

Upon acquiring 100% of the equity interest in AAMG, the purchase price consisted of cash funded upon close of the transaction and additional consideration (“AAMG stock contingent consideration”) in the form of the Company’s common stock. The additional consideration is contingent on AAMG meeting certain revenue and capitated member targets in 2023 (“2023 target metric”) and in 2024 (“2024 target metric”). Additional shares would be further issued for exceeding the revenue targets in 2023 (“2023 growth metric”) and in 2024 (“2024 growth metric”). The total amount of stock that can be issued for the 2023 target and growth metrics and 2024 target and growth metrics is 157,059 and 184,357, respectively. At the end of the earnout periods, the Company concluded on the achievement of the 2023 target and growth metrics and the 2024 target and growth metrics based on actual revenue and the value of the Company stock (Level 1) to calculate payment, representing the fair value of the contingent consideration.

The 2023 and 2024 growth metrics were considered variable and were presented within other liabilities and other long-term liabilities in the accompanying consolidated balance sheets, respectively. As of December 31, 2024 and 2023, the AAMG stock contingent consideration for the 2024 growth metric had a fair value of $2.1 million and $2.9 million, respectively, and was presented within other liabilities and other long-term liabilities in the accompanying consolidated balance sheets, respectively. Changes in the AAMG stock contingent consideration are presented in general and administrative expenses in the accompanying consolidated statements of income.

During the year ended December 31, 2024, the Company concluded that both the 2023 target metric and the 2023 growth metric were met. As a result, the Company recognized $4.0 million in additional paid-in capital from other liabilities and issued 157,059 total shares of common stock to the sellers. As of December 31, 2023, the 2023 growth metric was valued at $2.6 million and was presented within other liabilities in the accompanying consolidated balance sheets.

ADSC

Upon acquiring 95% of the equity interest of ADSC in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash contingent on ADSC achieving revenue and EBITDA metrics for fiscal years 2023 (“ADSC 2023 Metric”) and 2024 (“ADSC 2024 Metric”) (collectively, “ADSC contingent consideration”). The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. At the end of the earnout periods, the Company concluded on the achievement of the ADSC 2023 Metric and the ADSC 2024 Metric based on actual revenue and EBITDA to calculate payment, representing the fair value of the contingent consideration. As of December 31, 2024, the ADSC 2023 Metric and the ADSC 2024 Metric were valued at $2.1 million and $2.2 million, respectively, and were included in other liabilities in the accompanying consolidated balance sheets. Changes in the ADSC contingent consideration are presented in general and administrative expenses in the accompanying consolidated statements of income.

CFC

Upon acquiring certain assets of CFC in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash contingent upon CFC maintaining or exceeding the target member month amount for the first, second, and third measurement period (“CFC contingent consideration”). The first measurement period commences on the first day of the month immediately following the close of AHMS and ending on the one-year anniversary thereof. The second measurement period is for one year after the first measurement period, and the third measurement period is for one year after the second measurement period. The contingent liability will be paid after achieving the metric in each measurement period. The Company will pay $5.0 million for each metric achieved for each measurement period, or a total of $15.0 million. In the event that the CFC first and/or second contingent consideration metrics are not achieved during the first and/or the second measurement period, if the metric is met within the second and/or third measurement period, there is a catch-up payment that shall be paid concurrently with the payments of the CFC second contingent consideration and/or CFC third contingent consideration. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. Significant unobservable inputs were a 7.5% discount rate, 7.8% incremental borrowing rate, and 21.3% volatility. As of December 31, 2024, the first metric was valued at $4.2 million and was included in other liabilities in the accompanying consolidated balance sheets. As of December 31, 2024, the second and third metrics were valued at $5.8 million in aggregate, and were included in other long-term liabilities in the accompanying consolidated balance sheets. Changes in the CFC contingent consideration are presented in general and administrative expenses in the accompanying consolidated statements of income.

PCCCV

Upon acquiring certain assets of PCCCV in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash, contingent upon PCCCV meeting certain metrics related to financial ratios and member months for the first and second measurement periods (“PCCCV contingent consideration”). The first measurement period is the first day of the month immediately following the close and ending on June 30, 2024. The second measurement period is for one year after the first measurement period. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of December 31, 2024, the first metric was met, and $1.0 million was paid in the fourth quarter of 2024. As of December 31, 2024, the second metric was valued at $1.4 million and was included in other liabilities in the accompanying consolidated balance sheets. Changes in the PCCCV contingent consideration were presented in general and administrative expenses in the accompanying consolidated statements of income.

CHS

Upon acquiring 100% of the equity interest of CHS in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash, contingent upon CHS achieving a gross profit per total member months metric for fiscal year 2025 (“CHS 2025 Gross Profit PMPM Metric”) and member enrollment metrics (“CHS Member Enrollment Metrics”) measured over four measurement periods and an additional fifth measurement period contingent upon acquisition of an entity (the “earnout period”) (collectively, “CHS contingent consideration”). For the CHS Member Enrollment Metrics, the first measurement period means the period commencing on the first day immediately following the closure of CHS and ending on the one-year anniversary thereof. The second, third, fourth, and fifth measurement periods are for one year after each of the previous respective measurement periods. If the metrics are achieved, the contingent liability will be paid after the end of the earnout period. The Company will pay up to $4.8 million for the CHS 2025 Gross Profit PMPM Metric, and up to $4.3 million for each metric achieved for each measurement period, or up to a total of $21.5 million, for the CHS Member Enrollment Metrics. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and membership and assigned probabilities to each such scenario in determining fair value. As of December 31, 2024, the CHS contingent consideration was valued at $5.6 million. The CHS 2025 Gross Profit PMPM Metric was included in other liabilities and the CHS Member Enrollment Metrics were included in other long-term liabilities in the accompanying consolidated balance sheets. Changes in the CHS contingent consideration are presented in general and administrative expenses in the accompanying consolidated statements of income.

22.
Subsequent Events

Share Buyback from APC and Dividend Distribution

On January 15, 2025, the APC board approved the distribution of 699,896 of the Company’s shares and $5.5 million paid to its shareholders in February 2025. APC is a consolidated VIE affiliate whose common shareholders consists of 250+ original providers. APC’s common shareholders own shares of Astrana stock as part of the APC Transactions. Although the shares held by APC are treated as treasury stock, they are for the sole benefit of the original providers. Further on January 17, 2025, the Company repurchased 300,000 shares of the Company’s common stock from APC, pursuant to a stock repurchase agreement with APC, dated January 17, 2025, for an aggregate purchase price of approximately $10.6 million.

Second Amended and Restated Credit Agreement

On February 26, 2025, the Company entered into the Second Amended and Restated Credit Agreement with Truist Bank, in its capacities as administrative agent for the lenders, issuing bank, swingline lender and a lender, and the banks and other financial institutions from time to time party thereto, to, among other things, amend and restate the Amended Credit Agreement. The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility to the Company of $250.0 million and (c) a five-year delayed draw term loan credit facility to the Company of $745.0 million. The term loan A and revolving credit facilities are intended to be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, pay transactions costs and expenses arising in connection with the Second Amended and Restated Credit Agreement, and provide for working capital needs and other general corporate purposes, and, in addition to the foregoing, the revolving credit facility will also be used to finance certain future permitted acquisitions and permitted investments and capital expenditures. The delayed draw term loan facility will be used to finance the purchase of all of the outstanding equity interests of Prospect Health Services RI, Inc. (d/b/a Prospect ACO Rhode Island), Alta Newport Hospital, LLC (d/b/a Foothill Regional Medical Center), and Prospect Health Plan, Inc., and substantially all the assets of certain direct and indirect subsidiaries of PHP Holdings, LLC (“PHPH”), subject to customary adjustments, plus the assumption of certain identified liabilities of the sellers party thereto, (the “Transaction”).

Amounts borrowed under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for term SOFR published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. The Company is required to pay a commitment fee of 0.175% to 0.35% multiplied by the daily amount of the unused revolving commitments during the availability period, with such fee determined on a quarterly basis based on the Company’s leverage ratio, and a ticking fee on the delayed draw term loan facility of 0.175% to 0.35% multiplied by the average daily unused portion of delayed draw term loan commitments, with such fee determined on a quarterly basis based on the Company’s leverage ratio. The Second Amended and Restated Credit Agreement also requires the Company to comply with two financial ratios, each calculated on a consolidated basis. The Company must maintain (commencing with the fiscal quarter ending June 30, 2025) (x) a maximum consolidated total net leverage ratio of not greater than (a) 5.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2027, and (b) 4.50 to 1.00 as of the last day each fiscal quarter thereafter and (y) a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00 as of the last day of each fiscal quarter. The Second Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with various affirmative covenants, including, without limitation, furnishing updated financial and other information, preserving existence and entitlements, maintaining properties and insurance, complying with laws, maintaining books and records, requiring any new subsidiary meeting a materiality threshold specified in the Second Amended and Restated Credit Agreement to become a guarantor thereunder and paying obligations.

The Second Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with, and to use commercially reasonable efforts to the extent permitted by law to cause certain material associated practices of the Company to comply with, restrictions on liens, indebtedness and investments (including restrictions on acquisitions by the Company), subject to specified exceptions. The Second Amended and Restated Credit Agreement also contains certain negative covenants binding the Company and its subsidiaries, including restrictions on fundamental changes, dividends and distributions, dispositions, sales and leasebacks, transactions with affiliates, restrictive agreements, use of proceeds, amendments of organizational documents, accounting changes and prepayments and modifications of subordinated debt.

The Company and its subsidiary, AHM, have granted the lenders a security interest in all of their assets, including stock and other equity issued by their subsidiaries, pursuant to the Amended and Restated Guaranty and Security Agreement, dated as of February 26, 2025, by and among the Company, as borrower, and AHM, as guarantor, in favor of Truist Bank, which amends and restates that certain guaranty and security agreement dated as of September 11, 2019, in its entirety. The Second Amended and Restated Credit Agreement contains certain customary events of default. If any event of default occurs and is continuing under the Second Amended and Restated Credit Agreement, the lenders may terminate their commitments, and may require the Company and its guarantors to repay outstanding debt and/or to provide a cash deposit as additional security for outstanding letters of credit. In addition, the agent, on behalf of the lenders, may pursue other remedies, including, without limitation, transferring pledged securities of the Company’s subsidiaries in the name of the agent and exercising all rights with respect thereto (including the right to vote and to receive dividends), collect on pledged accounts, instruments and other receivables, and other rights provided by law.

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

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial and Operating Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its principal executive officer and principal financial officer, and effected by such company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

i.
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
ii.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
iii.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Operating Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

Management has excluded Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks (collectively, “CHS”), which were acquired by us on October 4, 2024, from its assessment of internal control over financial reporting as of December 31, 2024. Total assets, net assets, and revenues of CHS excluded from our assessment of internal control over financial reporting were approximately 10% of total assets, 8% of net assets, and 9% of revenues as of and for the year ended December 31, 2024, respectively.

Our independent registered public accounting firm, Ernst & Young, LLP, audited our consolidated financial statements for the fiscal year ended December 31, 2024, included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included below in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Astrana Health, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Astrana Health, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Astrana Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks (collectively, “CHS”), which is included in the 2024 consolidated financial statements of the Company and constituted 10% and 8% of total and net assets, respectively, as of December 31, 2024 and 9% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CHS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, mezzanine and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 14, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

March 14, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2024, which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2024, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2024, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2024, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2024, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
1.
Consolidated financial statements

The consolidated financial statements and notes thereto contained herein are as listed on the “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in sufficient amounts to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

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

Exhibit No.	Description
2.6†

Asset and Equity Purchase Agreement, dated November 8, 2024, by and among Astrana Health, Inc., PHP Holdings, LLC, PHS Holdings, LLC, Prospect Intermediate Holdings, LLC, each of the entities set forth on Schedule C of the agreement, and Prospect Medical Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 2024).

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

3.6

Certificate of Amendment of Restated Certificate of Incorporation (effective June 13, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2024).

3.7	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

3.8

Amended and Restated Certificate of Designation of Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

3.9

Certificate of Elimination of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (filed April 24, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2024).

3.10	Amended and Restated By-laws (effective February 28, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 29, 2024).

4.1*	Description of Registered Securities.

10.1+

2015 Equity Incentive Plan of the Company (as amended and restated February 26, 2024) (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.2+	Form of Restricted Stock Agreement (2015 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.3+	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

Exhibit No.	Description

10.4+	Form of Incentive Stock Option Agreement (2015 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.5+	Form of Nonqualified Stock Option Agreement (2015 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.6+	Astrana Health, Inc. 2024 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2024).

10.7+	Form of Incentive Stock Option Agreement (2024 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2024).

10.8+	Form of Nonqualified Stock Option Agreement (2024 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2024).

10.9+	Form of Restricted Stock Agreement (2024 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2024).

10.10+	Form of Restricted Stock Unit Agreement (2024 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 12, 2024).

10.11+

Form of Restricted Stock Agreement (2024 Non-Employee Director Award) (2024 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024).

10.12+

Board of Directors Agreement dated May 22, 2013 by and between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), and David Schmidt (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on May 8, 2014).

10.13+

Board of Directors Agreement between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) and Thomas S. Lam, M.D. dated January 19, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2016).

10.14+	Form of Board of Directors Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.15+	Form of Director Proprietary Information Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.16+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

Exhibit No.	Description

10.17

Physician Shareholder Agreement, effective as of July 14, 2021, as amended by Amendment No. 1, dated October 19, 2023, granted and delivered by Thomas Lam, M.D., in favor of Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.) and Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), for the benefit of Astrana Care Partners Medical Corporation (f/k/a AP-AMH 2 Medical Corporation), a California professional medical corporation (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.18

Second Amendment to Lease Agreement dated October 14, 2014 by and between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) and EOP-700 North Brand, LLC (incorporated herein by reference to Exhibit 10.5 on Quarterly Report on Form 10-Q filed on November 14, 2014).

10.19

Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Astrana Health Medical Management (f/k/a Apollo Medical Management, Inc.) (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K/A filed on December 8, 2014).

10.20

Lease Agreement, dated August 1, 2002, by and between Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.) and Medical Property Partner (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.21

Lease Agreement, dated August 1, 2002, by and between Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.) and Medical Property Partner (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.22

Lease Agreement Addendum, dated February 1, 2013, by and between Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.) and Medical Property Partner (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.23

Securities Purchase Agreement, dated October 14, 2015, between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) and Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

10.24

Securities Purchase Agreement, dated March 30, 2016, between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) and Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

10.25†

Securities Purchase Agreement, dated July 24, 2024, by and among Astrana Health, Inc., ApolloCare Partners of Texas 2, Universal American Corp., Heritage Health Systems of Texas, Inc., Heritage Health Systems, Inc., and solely with respect to certain sections of the Purchase Agreement, Centene Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2024).

10.26+

Board of Directors Agreement, dated January 11, 2019, between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) and Linda Marsh (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

10.27+

Board of Directors Agreement, dated January 11, 2019, between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) and John Chiang (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

Exhibit No.	Description
10.28

Loan Agreement, dated May 10, 2019, by and between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), a Delaware corporation and Astrana Health Medical Corporation (f/k/a AP-AMH Medical Corporation), a California professional medical corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.29

First Amendment to Loan Agreement, dated August 26, 2019, by and between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) and Astrana Health Medical Corporation (f/k/a AP-AMH Medical Corporation), a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.30

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

10.31

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

10.33

Physician Shareholder Agreement, dated May 10, 2019, granted by Thomas Lam, M.D., in favor of Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), a Delaware corporation, and Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), a California corporation, for the benefit of Astrana Health Medical Corporation (f/k/a AP-AMH Medical Corporation), a California professional medical corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.34

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
10.37

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

10.38

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

10.39

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

10.41

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

10.43

Voting and Registration Rights Agreement, dated as of September 11, 2019, by and between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), a Delaware corporation, and Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.44+

Board of Directors Agreement, dated September 29, 2019, with Matthew Mazdyasni (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2019).

10.45+

Employment Agreement, dated June 8, 2020, between Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.) and Kenneth Sim, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.46+

Employment Agreement, dated June 8, 2020, between Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.) and Thomas Lam, M.D. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

Exhibit No.	Description
10.47+

Employment Agreement, dated June 8, 2020, between Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.) and Albert Young, M.D. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.48+†*	Employment Agreement between Astrana Health, Inc. and Dinesh Kumar, MD (Amended and Restated as of January 31, 2025).

10.49+

Employment Agreement between Astrana Health, Inc. and Brandon Sim (Amended and Restated as of April 2, 2024) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

10.50+

Employment Agreement between Astrana Health, Inc. and Chandan Basho (Amended and Restated as of April 2, 2024) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

10.51+

Employee Stock Purchase Plan of the Company (amended and restated effective February 26, 2024) (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.52+

Nonqualified Deferred Compensation Plan (amended and restated effective February 26, 2024) (incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.53†

Stock Repurchase Agreement, dated November 6, 2023, between Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) and Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023).

10.54†

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

10.55†

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

Exhibit No.	Description
10.56

Amendment No. 2 to Asset and Equity Purchase Agreement, dated as of March 29, 2024, by and among Metropolitan IPA, a California professional corporation, Astrana Health Enablement of CA LLC (f/k/a ApolloCare Enablement of CA, LLC), Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), Community Family Care Medical Group IPA, Inc., Advanced Health Management Systems, L.P., Accie M. Mitchell and Gloria C. Mitchell, as Co-Trustees of the Mitchell Family Trust dated July 2, 2003, CFC Management, LLC, the other parties thereto and Marc Mitchell, as the Equityholder Representative (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2024).

10.57†

Stock Purchase Agreement, dated as of November 7, 2023, by and among Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), I Health, Inc., Ronald Brandt and Allison Brandt (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2023).

10.58†

Amendment No. 1 to Stock Purchase Agreement, dated as of March 31, 2024, by and among Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), I Health, Inc., Ronald Brandt and Allison Brandt (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2024).

10.59

Amendment No. 2 to Stock Purchase Agreement, dated as of June 25, 2024, by and among Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.), I Health, Inc., Ronald Brandt and Allison Brandt (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024).

10.60+

Employment Inducement Award Plan of the Company (amended and restated effective February 26, 2024) (incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.61+	Form of Stock Option Agreement (Employment Inducement Award Plan) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 17, 2023).

10.62+	Form of Restricted Stock Agreement (Employment Inducement Award Plan) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 17, 2023).

10.63+	Form of Stock Option Agreement (Employment Inducement Award Plan) (2024) (incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.64+	Form of Restricted Stock Agreement (Employment Inducement Award Plan) (2024) (incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.65+

Form of Restricted Stock Unit Agreement (Employment Inducement Award Plan) (2024) (incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

Exhibit No.	Description

10.66

Loan and Security Agreement, dated January 31, 2024, by and between Astrana Care Partners Medical Corporation (f/k/a AP-AMH 2 Medical Corporation), a California professional corporation, and Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.) (incorporated herein by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.67

Secured Promissory Note, dated January 31, 2024, between Astrana Care Partners Medical Corporation (f/k/a AP-AMH 2 Medical Corporation), a California professional corporation, as the Borrower, and Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.), as the Lender (incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

10.68+

Independent Contractor Agreement, dated December 1, 2023, between AMG, a California Professional Medical Corporation, and Thomas S. Lam, M.D., a Professional Corporation (incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024).

10.69†

Commitment Letter, dated as of November 8, 2024, by and among Astrana Health, Inc. and Truist Bank and JPMorgan Chase Bank, N.A. (together, the “Banks”) and the other affiliates of the Banks party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2024).

10.70

Stock Repurchase Agreement, dated January 17, 2025, between Astrana Health, Inc. and Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025).

10.71†

Second Amended and Restated Credit Agreement, dated as of February 26, 2025, by and among Astrana Health, Inc., as Borrower, the Lenders from time to time party thereto, and Truist Bank, as administrative agent for the Lenders, as issuing bank and as swingline lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2025).

10.72†

Amended and Restated Guaranty and Security Agreement, dated as of February 26, 2025, by and among Astrana Health, Inc., as Borrower, Astrana Health Management, Inc., as Guarantor, in favor of Truist Bank, as administrative agent for the Secured Parties (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2025).

19.1	Astrana Health, Inc. Insider Trading Policy (last revised February 26, 2024) (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

21.1*	Subsidiaries of Astrana Health, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1

Astrana Health, Inc. Compensation Recovery Policy (last revised February 26, 2024) (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

99.1+†

Stock Repurchase Agreement, dated August 14, 2024, by and between Astrana Health, Inc. and David G. Schmidt (incorporated herein by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024).

99.2+†*	Stock Repurchase Agreement, dated December 10, 2024, by and between Astrana Health, Inc. and Mitchell W. Kitayama.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document).

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

ASTRANA HEALTH, INC.

Date: March 14, 2025	By:	/s/ Brandon K. Sim, M.S.
Brandon K. Sim, M.S.
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Brandon K. Sim, M.S., Chandan Basho, M.B.A. and John Vong, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

By:	/s/ Brandon K. Sim, M.S.	Chief Executive Officer and President	March 14, 2025
	Brandon K. Sim, M.S.	(Principal Executive Officer)

By:	/s/ Chandan Basho	Chief Financial and Operating Officer	March 14, 2025
	Chandan Basho	(Principal Financial Officer)

By:	/s/ John Vong	Chief Accounting Officer	March 14, 2025
	John Vong	(Principal Accounting Officer)

By:	/s/ Kenneth Sim	Executive Chairman, Director	March 14, 2025
Kenneth Sim, M.D

By:	/s/ Thomas Lam	Vice Chairman, Director	March 14, 2025
Thomas Lam, M.D., M.P.H.

By:	/s/ John Chiang	Director	March 14, 2025
John Chiang

By:	/s/ Weili Dai	Director	March 14, 2025
Weili Dai

By:	/s/ J. Lorraine Estradas	Director	March 14, 2025
J. Lorraine Estradas

By:	/s/ Mitchell W. Kitayama	Director	March 14, 2025
Mitchell W. Kitayama

By:	/s/ Linda Marsh	Director	March 14, 2025
Linda Marsh

By:	/s/ Matthew Mazdyasni	Director	March 14, 2025
Matthew Mazdyasni

By:	/s/ David G. Schmidt	Director	March 14, 2025
David G. Schmidt