Form 10-Q
period 2025-03-31
Astrana Health, Inc.
filed 2025-05-09
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 56,061,712 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding, which includes 6,132,802 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Astrana Health, Inc. These shares are legally issued and outstanding but treated as treasury shares for accounting purposes.

Astrana Health, Inc.

INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

AAMG	All-American Medical Group
ACO REACH	ACO Realizing Equity, Access, and Community Health
ADSC	Advanced Diagnostic and Surgical Center, Inc.
AHMC	AHMC Healthcare Inc.
AHMS	Advanced Health Management Systems, L.P.
AHM	Astrana Health Management, Inc. (f/k/a Network Medical Management Inc.)
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
Astrana	Astrana Health Inc. (f/k/a Apollo Medical Holdings, Inc.)
Astrana Medical	Astrana Health Medical Corporation (f/k/a AP-AMH Medical Corporation)
Astrana Care Partners Medical	Astrana Care Partners Medical Corporation (f/k/a AP-AMH 2 Medical Corporation)
CAIPA MSO	CAIPA MSO, LLC
CFC	Community Family Care Medical Group IPA, Inc.
CHS	Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks
CMS	Centers for Medicare & Medicaid Services
DMHC	California Department of Managed Health Care
DMG	Diagnostic Medical Group of Southern California
HSMSO	Health Source MSO Inc., a California corporation
IPA	Independent Practice Association
LMA	LaSalle Medical Associates
PCCCV	Primary Community Care of Central Valley, Inc.
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
Sun Labs	Sun Clinical Labs
VIE	Variable Interest Entity
VOMG	Valley Oaks Medical Group

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Astrana Health, Inc., a Delaware corporation (“Astrana”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

This Quarterly Report on Form 10-Q includes the financial statements for the quarter ended March 31, 2025, and provides management’s discussion and analysis of the Company’s financial condition, results of operations, and other required disclosures, as mandated by the Securities and Exchange Commission (the “SEC”).

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, or other financial items, such as our projected capitation from CMS, our forward-looking guidance, and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, or acquisitions, including statements regarding our pending acquisition of certain businesses and assets of Prospect Medical Holdings, Inc. (“Prospect”), which may not be completed in a timely manner, or at all, and the debt financing for the acquisition, and our ability to achieve the expected benefits of such acquisition; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; any statements regarding the outlook of the ACO REACH Model, the MSSP, or strategic transactions; any statements relating to delayed payments under, or potential cuts to, Medicaid and/or Medicaid programs and/or changes in federal or state funding policies; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; any statements regarding potential changes to our tax structure; any statements regarding future economic conditions or performance; any statements relating to the potential impact of cybersecurity breaches or disruptions to our management information systems or widespread outages, interruptions, or other failures of operational, communication, and other systems; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties, many of which are difficult to predict, are outside of our control, and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025, including the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A thereof. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change. Significant risks and uncertainties could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Any forward-looking statement made by the Company in this Form 10-Q speaks only as of the date it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$258,517	$288,455
Investment in marketable securities	2,397	2,378
Receivables, net	241,078	225,733
Receivables, net – related parties	56,846	50,257
Income taxes receivable	15,802	19,316
Other receivables	14,919	29,496
Prepaid expenses and other current assets	23,711	22,861

Total current assets	613,270	638,496

Non-current assets
Property and equipment, net	16,849	14,274
Intangible assets, net	111,916	118,179
Goodwill	416,386	419,253
Income taxes receivable	15,943	15,943
Loans receivable, non-current	48,134	51,266
Investments in other entities – equity method	38,005	39,319
Investments in privately held entities	8,896	8,896
Restricted cash	647	646
Operating lease right-of-use assets	30,698	32,601
Other assets	30,512	16,021

Total non-current assets	717,986	716,398

Total assets(1)	$1,331,256	$1,354,894

	March 31, 2025	December 31, 2024
	(Unaudited)

Liabilities, Mezzanine Deficit, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$105,559	$106,142
Fiduciary accounts payable	4,840	8,223
Medical liabilities	204,101	209,039
Dividend payable	638	638
Finance lease liabilities	471	554
Operating lease liabilities	4,979	5,350
Current portion of long-term debt	12,500	9,375
Other liabilities	28,180	26,287

Total current liabilities	361,268	365,608

Non-current liabilities
Deferred tax liability	4,197	4,555
Finance lease liabilities, net of current portion	543	607
Operating lease liabilities, net of current portion	28,963	30,654
Long-term debt, net of current portion and deferred financing costs	403,894	425,299
Other long-term liabilities	14,685	14,003

Total non-current liabilities	452,282	475,118

Total liabilities(1)	813,550	840,726

	March 31, 2025	December 31, 2024
	(Unaudited)
Commitments and contingencies (Note 12)

Mezzanine deficit
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	(232,733)	(202,558)

Stockholders’ equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024
Series A Preferred stock, zero authorized and issued and zero outstanding as of March 31, 2025 and zero authorized and issued and zero outstanding as of December 31, 2024	—	—
Series B Preferred stock, zero authorized and issued and zero outstanding as of March 31, 2025 and zero authorized and issued and zero outstanding as of December 31, 2024	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 49,028,624 and 47,929,872 shares issued and outstanding, excluding 9,903,953 and 10,603,849 treasury shares, as of March 31, 2025 and December 31, 2024, respectively	49	48
Additional paid-in capital	452,439	426,389
Retained earnings	292,880	286,283
Total stockholders’ equity	745,368	712,720

Non-controlling interest	5,071	4,006

Total equity	750,439	716,726

Total liabilities, mezzanine deficit, and stockholders’ equity	$1,331,256	$1,354,894

(1) The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $678.1 million and $712.3 million as of March 31, 2025 and December 31, 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $212.1 million and $207.9 million as of March 31, 2025 and December 31, 2024, respectively. These VIE balances do not include $190.2 million of investment in affiliates and $4.5 million of amounts due to affiliates as of March 31, 2025, and $224.9 million of investment in affiliates and $48.1 million of amounts due to affiliates as of December 31, 2024, as these are eliminated upon consolidation and not presented within the condensed consolidated balance sheets. See Note 16 — “Variable Interest Entities (VIEs)” for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenue
Capitation, net	$583,963	$365,910
Risk pool settlements and incentives	14,491	17,377
Management fee income	2,310	4,078
Fee-for-service, net	14,890	15,937
Other revenue	4,736	1,054

Total revenue	620,390	404,356

Operating expenses
Cost of services, excluding depreciation and amortization	549,061	330,399
General and administrative expenses	43,897	38,722
Depreciation and amortization	6,849	5,096

Total expenses	599,807	374,217

Income from operations	20,583	30,139

Other expense
(Loss) income from equity method investments	(867)	632
Interest expense	(7,308)	(7,585)
Interest income	2,312	3,996
Unrealized (loss) gain on investments	(44)	1,099
Other loss	(5,072)	(4,277)

Total other expense, net	(10,979)	(6,135)

	Three Months Ended March 31,
	2025	2024

Income before provision for income taxes	9,604	24,004

Provision for income taxes	3,383	7,142

Net income	6,221	16,862

Net (loss) income attributable to non-controlling interest	(471)	2,027

Net income attributable to Astrana Health, Inc.	$6,692	$14,835

Earnings per share – basic	$0.14	$0.31

Earnings per share – diluted	$0.14	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE DEFICIT AND STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Mezzanine Deficit – Non-controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 1, 2025	$(202,558)	47,929,872	$48	$426,389	$286,283	$4,006	$716,726
Net (loss) income	(1,564)	—	—	—	6,692	1,093	7,785
Purchase of non-controlling interest	—	—	—	—	—	(28)	(28)
Shares issued for vesting of restricted stock awards	—	388,173	1	(4,053)	—	—	(4,052)
Repurchase of subsidiary's shares	(1,316)	—	—	—	—	—	—
Share-based compensation	—	—	—	7,867	—	—	7,867
Issuance of shares for Employee Stock Purchase Plan (“ESPP”)	—	10,683	—	301	—	—	301
Dividends	(27,295)	699,896	—	21,935	(95)	—	21,840
Balance at March 31, 2025	$(232,733)	49,028,624	$49	$452,439	$292,880	$5,071	$750,439

	Mezzanine Deficit – Non-controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 1, 2024	$(205,883)	46,843,743	$47	$371,037	$243,134	$2,433	$616,651
Net income	326	—	—	—	14,835	1,701	16,536
Purchase of non-controlling interest	—	—	—	—	—	(25)	(25)
Sale of non-controlling interest	—	—	—	—	—	150	150
Shares issued for vesting of restricted stock awards	—	5,149	—	(2,407)	—	—	(2,407)
Share-based compensation	—	—	—	5,748	—	—	5,748
Issuance of shares for business acquisition	—	631,712	1	21,951	—	—	21,952
Acquisition of non-controlling interest	—	(22,340)	—	(856)	—	321	(535)
Dividends	—	—	—	—	—	(95)	(95)
Balance at March 31, 2024	$(205,557)	47,458,264	$48	$395,473	$257,969	$4,485	$657,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$6,221	$16,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,849	5,096
Amortization of debt issuance cost	691	458
Share-based compensation	7,811	5,748
Non-cash lease expense	1,287	3,155
Change in fair value of contingent consideration liabilities	1,407	—
Loss on debt extinguishment	375	—
Unrealized loss (gain) on investments	44	(1,099)
Loss (income) from equity method investments	867	(632)
Deferred tax	(358)	(7,248)
Other	(557)	6,795
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(10,368)	(26,128)
Receivables, net – related parties	(6,589)	(3,374)
Other receivables	3,688	(1,403)
Prepaid expenses and other current assets	2,674	(4,255)
Other assets	(314)	92
Accounts payable and accrued expenses	8	905
Fiduciary accounts payable	(3,383)	56
Medical liabilities	3,319	(808)
Income taxes receivable	3,514	14,542
Operating lease liabilities	(1,090)	(3,083)
Other long-term liabilities	531	298
Net cash provided by operating activities	16,627	5,977

	Three Months Ended March 31,
	2025	2024

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	—	(50,649)
Proceeds from repayment of promissory notes, including those with related parties	600	6
Purchase of marketable securities	(24)	(27)
Issuance of loan receivable	—	(20,000)
Purchases of property and equipment	(3,070)	(369)
Distribution from investment - equity method	100	—
Net cash used in investing activities	(2,394)	(71,039)

Cash flows from financing activities
Dividends paid	(5,455)	(95)
Borrowings on long-term debt	412,000	110,000
Repayment of long-term debt	(428,232)	(3,500)
Payment of finance lease obligations	(147)	(179)
Deferred financing cost	(17,241)	—
Proceeds from ESPP purchases	301	—
Taxes paid from net share settlement of restricted stock	(4,052)	—
Repurchase of subsidiary's shares	(1,316)	—
Proceeds from sale of non-controlling interest	—	150
Purchase of non-controlling interest	(28)	(25)
Net cash (used in) provided by financing activities	(44,170)	106,351

Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,937)	41,289

Cash, cash equivalents, and restricted cash, beginning of period	289,101	294,152

Cash, cash equivalents, and restricted cash, end of period	$259,164	$335,441

Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,338	$194
Cash paid for interest	$7,360	$6,430

	Three Months Ended March 31,
	2025	2024

Supplemental disclosures of non-cash investing and financing activities
Business acquisition in accounts payable and accrued liabilities	$—	$63,935
Right-of-use assets obtained in exchange for operating lease liabilities	$5,729	$4,910
Common stock issued in business combination	$—	$21,952
Purchase of investments - equity method in accounts payable and accrued liabilities and other liabilities	$—	$9,487
Draw on letter of credit through Revolver Loan	$—	$4,759
Dividend paid in the form of common stock	$21,935	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$258,517	$334,796
Restricted cash	647	645
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$259,164	$335,441

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

Segments

The Company’s three reportable segments are Care Partners, Care Delivery, and Care Enablement, which are described as follows:

Care Partners

The Company's Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners aligned on a shared vision for coordinated care delivery. By leveraging the Company’s unique Care Enablement platform and ability to recruit, empower, and incentivize physicians to manage total cost of care effectively, the Company is able to organize partnered providers into successful multi-payer, risk-bearing organizations that take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare Advantage, Medicaid, Commercial, Exchange, and Medicare fee for service (“FFS”). The Company’s healthcare delivery entities consist of a network of risk-bearing organizations (“RBOs”) that encompass independent practice associations (“IPAs”), accountable care organizations (“ACOs”), and state-specific entities such as Restricted Knox-Keene licensed health plans in California. These entities are tasked with coordinating and providing high-quality care to patients within Astrana’s ecosystem. This helps provide a seamless continuity of care among patients in different age groups, stages of life, and life circumstances. The Company participates in the Accountable Care Organization Realizing Equity, Access, and Community Health Model (“ACO REACH”), and in the Medicare Shared Savings Program (“MSSP”). The MSSP was created to promote accountability and improve care coordination for Medicare beneficiaries.

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

Care Enablement

The Company’s Care Enablement segment represents a comprehensive platform that integrates clinical, operational, financial, and administrative information, all powered by the Company’s proprietary technology suite. This platform enhances the delivery of high-quality, value-based care to patients and helps lead to superior clinical and financial outcomes. The Company provides solutions to payers and providers, including independent physicians, provider and medical groups, and ACOs. The Company’s platform meets providers and payers wherever they are on the spectrum of total cost of care, offering solutions for fee-for-service entities to providers open to taking upside and downside risks on professional and institutional spending, and across all patient types, including Medicare, Medicaid, Commercial, and Exchange patients. This segment includes the Company’s wholly owned subsidiaries that operate as management services organizations (“MSOs”), which enter into long-term management and/or administrative services agreements with RBOs and other providers. By leveraging the Company’s Care Enablement platform, providers and payers can improve their ability to deliver high-quality patient care and achieve better patient outcomes.

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2024, has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025. In the opinion of management, all material adjustments (consisting of normal recurring adjustments as well as intercompany accounts and transactions, which have been eliminated) considered necessary for a fair presentation have been made to make the condensed consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future periods.

Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, and the condensed consolidated statements of income for the three months ended March 31, 2025 and 2024, include Astrana’s wholly owned subsidiaries and consolidated VIEs. All intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read, or have access to, our audited consolidated financial statements for the fiscal year ended December 31, 2024.

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

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents and restricted cash. As of March 31, 2025 and December 31, 2024, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $266.7 million and $332.2 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Receivables, Receivables – Related Parties, Other Receivables, and Loan Receivables

The Company’s receivables are comprised of accounts receivable, capitation and fee-for-service receivable, risk pool settlements, incentive receivables, management fee income, and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.

The Company’s receivables – related parties are comprised of risk pool settlements, management fee income, and other receivables. Receivables – related parties are recorded and stated in the amount expected to be collected.

The Company’s loan receivables consist of promissory notes that accrue interest per annum and are recorded and stated at amortized cost plus accrued interest. Interest income is accrued based on the outstanding principal amounts. As of March 31, 2025, promissory notes are expected to be collected by their maturity dates.

Capitation receivables relate to each health plan’s capitation revenue and are usually received by the Company in the month following the month of service. Capitation receivables also include receivables from the Centers for Medicare and Medicaid Services (“CMS”) related to the Company’s participation in the ACO REACH model. Risk pool settlements and incentive receivables mainly consist of the Company’s hospital shared-risk pool receivable, which is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed.

Other receivables consist of amounts due from the seller associated with acquisitions, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.

The Company maintains reserves for potential credit losses on the receivables. Management reviews the composition of the Company’s receivables and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected, and adjustments are recorded when necessary. Reserves are recorded based on historical trends. Any change in such an estimate of reserves is recorded in the period when such change is identified.

Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided, and collection is reasonably likely to occur. The Company continuously monitors its receivables collections, and it expects that the historical credit loss experienced across its receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (“CECL”) model.

Concentrations of Credit Risks

The Company disaggregates revenue from contracts by service type and payer type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts, as used by our chief operating decision makers (“CODMs”). The condensed consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payer type (in thousands):

	Three Months Ended March 31,
	2025	2024
Commercial	$46,081	$49,512
Medicare	389,352	246,564
Medicaid	173,158	81,263
Other third parties	11,799	27,017
Revenue	$620,390	$404,356

The Company had major payers from its Care Partners segment that contributed the following percentages of net revenue:

	Three Months Ended March 31,
	2025	2024
Payer A	33.1%	34.0%
Payer B	15.3%	13.5%
Payer C	10.5%	*
Payer D	10.3%	*
Payer E	10.1%	*

* Less than 10% of total net revenues

The Company had major payers that contributed to the following percentages of receivables, net, receivables – related parties, and other receivables:

	As of March 31, 2025	As of December 31, 2024
Payer A	44.3%	38.9%
Payer F	17.6%	16.1%
Payer E	12.9%	18.3%

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

The Company uses a recognition threshold of “more-likely-than-not” and a measurement attribute on all tax positions taken, or expected to be taken, in a tax return in order to be recognized in the condensed consolidated financial statements. Once the recognition threshold is met, the tax position is measured to determine the actual amount of benefit to recognize in the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40)” to provide disaggregated information about certain income statement costs and expenses. ASU 2024-03 is effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Other than the new standards discussed above, there have been no other recent accounting pronouncements not yet adopted that are expected to have significance, or potential significance, to the Company’s financial position, results of operations, and cash flows.

3.
Business Combinations and Goodwill

As of March 31, 2025, the Company finalized the purchase price allocation for Advanced Health Management Systems, L.P. (“AHMS”) and is in the process of finalizing Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks (collectively, “CHS”). Therefore, the balances were subject to change as a result of any working capital adjustments, primarily for the finalization of medical liabilities and CHS’ participation in government savings programs for the 2024 performance year. As of March 31, 2025, measurement period adjustments impacted receivables, net, other receivables, accounts payable and accrued expenses, and medical liabilities with a net decrease of $2.9 million to goodwill.

AHMS

On March 31, 2024, the Company, through its wholly owned subsidiary, purchased all of the outstanding general and limited partnership interests of AHMS. AHMS’s wholly owned subsidiary operates a Restricted Knox-Keene licensed health plan in Los Angeles, California. The total consideration for the acquisition was $60.9 million, consisting of $63.9 million cash funded upon the close date and $3.0 million due from the seller based on estimated working capital adjustments. The consideration is subject to changes based on working capital adjustments, which are settled within one year from the close date as per the purchase agreement.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

AHMS
Total purchase consideration:
Cash paid	$63,935
Purchase price due from seller	(2,995)
$60,940

Assets:
Cash and cash equivalents	$33,950
Receivables	11,007
Prepaid expenses and other current assets	36
Intangible assets	23,600
Goodwill	25,571
Restricted cash	300
Total assets acquired	$94,464

Liabilities:
Accounts payable and accrued expenses	$13,001
Medical liabilities	14,093
Deferred tax liability	6,430
Total liabilities assumed	$33,524

Total net assets acquired	$60,940

CHS

On October 4, 2024, the Company and its affiliated professional entity acquired all of the outstanding membership interest relating to CHS. CHS partners with independent providers in caring for over 129,000 Medicare members across 17 states. CHS provides comprehensive support for its physician partners by providing management services, risk contracting, and population health capabilities, including actionable data and other tools, to deliver care coordination and closure of gaps in care. CHS provides additional services to secure and deliver favorable value-based contracts with commercial and other health plans. Total consideration for the acquisition was $47.5 million, consisting of $35.3 million cash funded upon the close date, $6.9 million due to the seller based on estimated working capital adjustments, contingent consideration fair valued at $5.2 million, and $0.1 million of replacement restricted stock awards. The consideration is subject to changes based on working capital adjustments, which are settled December 31 of the year following the year in which the closing occurs as per the purchase agreement. See Note 19 — “Fair Value Measurements of Financial Instruments” for additional information on contingent consideration.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

CHS
Total purchase consideration:
Cash paid	$35,322
Purchase price due to seller	6,944
Contingent consideration	5,154
Common stock issued and replacement awards	118
$47,538

Assets:
Cash and cash equivalents	$4,556
Receivables	92,393
Other receivables	44,336
Prepaid expenses and other current assets	357
Intangible assets	14,200
Goodwill	9,444
Investments in other entities – equity method	2,778
Total assets acquired	$168,064

Liabilities:
Accounts payable and accrued expenses	$68,276
Medical liabilities	52,328
Non-controlling interest	(78)
Total liabilities assumed	$120,526

Total net assets acquired	$47,538

The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies was allocated to acquired tangible and intangible assets and liabilities based on their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining the operations of entities acquired and the Company, as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. Transaction costs associated with business acquisitions are expensed as they are incurred.

At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than one year from the date of acquisition.

The Company had no impairment of its goodwill or indefinite-lived intangible assets during the three months ended March 31, 2025 and 2024.

The change in the carrying value of goodwill for the three months ended March 31, 2025 was as follows (in thousands):

Amount
Balance at January 1, 2025	$419,253
Adjustments	(2,867)
Balance at March 31, 2025	$416,386

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company and the acquisitions that occurred during the year ended 2024, as if the acquisitions had occurred on January 1, 2024. The pro forma information presented is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company, or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

Three Months Ended March 31,
(in thousands, except per share amounts)	2024
Total revenue	$678,640
Net income attributable to Astrana Health, Inc.	$19,171

Net income per share – basic	$0.41
Net income per share – diluted	$0.40

4.
Intangible Assets, Net

At March 31, 2025, intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross March 31, 2025	Accumulated Amortization	Net March 31, 2025
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Licenses	N/A	1,900	—	1,900
Amortized intangible assets:
Network relationships	10-21	171,917	(116,499)	55,418
Management contracts	15	22,832	(18,259)	4,573
Member relationships	7-14	73,077	(25,893)	47,184
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(371)	640
Developed technology	6	107	(56)	51
		$275,054	$(163,138)	$111,916

At December 31, 2024, intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2024	Accumulated Amortization	Net December 31, 2024
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Licenses	N/A	1,900	—	1,900
Amortized intangible assets:
Network relationships	10-21	171,917	(114,046)	57,871
Management contracts	15	22,832	(17,953)	4,879
Member relationships	7-14	73,077	(22,406)	50,671
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(358)	653
Developed technology	6	107	(52)	55
		$275,054	$(156,875)	$118,179

For the three months ended March 31, 2025 and 2024, the Company recognized amortization expenses of $6.3 million and $4.4 million, respectively, in depreciation and amortization in the accompanying condensed consolidated statements of income. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three months ended March 31, 2025 and 2024.

Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount
2025 (excluding the three months ended March 31, 2025)	$18,395
2026	20,295
2027	16,808
2028	14,077
2029	11,397
Thereafter	26,894

Total	$107,866

5.
Investments in Other Entities

Equity Method

For the three months ended March 31, 2025 and 2024, the Company’s equity method investment activity and balance consisted of the following (in thousands):

	% of Ownership	December 31, 2024	Initial Investment	Allocation of Net (Loss) Income	Distribution	March 31, 2025
LaSalle Medical Associates – IPA line of business	25%	$13,128	$—	$(343)	$—	$12,785
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,660	—	4	—	1,664
CAIPA MSO, LLC	30%	14,612	—	264	—	14,876
I Health, Inc.	25%	6,077	—	51	—	6,128
Other*	25% - 51%	3,842	(347)	(843)	(100)	2,552
		$39,319	$(347)	$(867)	$(100)	$38,005

*Other consists of smaller equity method investments including those from the CHS acquisition.

	% of Ownership	December 31, 2023	Initial Investment	Allocation of Net Income	Distribution	March 31, 2024
LaSalle Medical Associates – IPA line of business	25%	$9,866	$—	$359	$—	$10,225
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,691	—	27	—	1,718
CAIPA MSO, LLC	30%	13,660	—	186	—	13,846
I Health, Inc.	25%	—	9,487	—	—	9,487
Other*	25%	557	—	60	—	617
		$25,774	$9,487	$632	$—	$35,893

*Other consists of smaller equity method investments.

The Company records its investments in certain non-consolidated VIEs within investments in other entities – equity method in the accompanying condensed consolidated balance sheets. These entities were determined to be VIEs but are not consolidated because despite providing financial support to these entities, the Company lacks a controlling financial interest and is not the primary beneficiary. Thus, these VIEs are accounted for under the equity method of accounting. The Company recognizes its share of the investee’s earnings or losses under the “hypothetical-liquidation-at-book-value” method. As of March 31, 2025, the Company’s maximum exposure to loss was $1.9 million which represents the carrying value of the Company’s investments in the non-consolidated VIEs.

Equity method investments are subject to impairment evaluation. No impairment loss was recorded related to equity method investments for the three months ended March 31, 2025 and 2024.

Investments in Privately Held Entities

The Company accounts for certain equity investments using the cost basis, adjusted for observable price changes and impairments, when there is no readily determinable fair value. Observable price changes and impairments are recognized in net income. As of both March 31, 2025, and December 31, 2024, our investments in privately held entities was $8.9 million, respectively, for which a fair value is not readily determinable and we do not have significant influence. During the three months ended March 31, 2025 and 2024, there were no observable price changes to these investments.

6.
Loans Receivable

Loans receivable

IntraCare

In July 2023, the Company entered into a five-year convertible promissory note with IntraCare as the borrower. The principal on the note is $25.0 million, with interest on the outstanding principal amount and unpaid interest at a rate per annum equal to 8.81%, compounded annually. In the event that the convertible promissory note remains outstanding on or after the maturity date of July 27, 2028, the outstanding principal balance and any unpaid accrued interest shall, upon the election of the Company, convert into IntraCare preferred shares. As of both March 31, 2025, and December 31, 2024, the related note balance of $28.3 million, respectively, was included in loan receivable – non-current in the accompanying condensed consolidated balance sheets.

BASS Medical Group

On January 29, 2024, the Company provided BASS Medical Group (“BASS”) with a $20.0 million senior secured promissory note (“BASS secured promissory note”). The promissory note is secured by certain assets of BASS. The BASS secured promissory note matures on January 11, 2031, and has an interest rate per annum equal to 8.21%, compounded annually. The principal on the note, including unpaid interest, is due and payable on the maturity date. On April 24, 2025, the BASS secured promissory note was amended and restated to update the terms of the note to include terms of repayment, whereby the principal balance shall be payable in monthly installments of $250,000 until January 11, 2031, the maturity date. As of March 31, 2025 and December 31, 2024, the related non-current portion of the note balance of $19.2 million and $21.6 million, respectively, was included in loan receivable, non-current in the accompanying condensed consolidated balance sheets. As of March 31, 2025, the related current portion of the note of $2.8 million was included in loan receivable in the accompanying condensed consolidated balance sheets.

The Company assessed the outstanding loans receivable under the CECL model by assessing the party’s ability to pay by reviewing their interest payment history quarterly, financial history annually, the value of any collateral, and reassessing any identified insolvency risk.

7.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and other accruals	$14,911	$15,168
Capitation payable	15,703	10,639
Subcontractor IPA payable	1,845	2,486
Professional fees	3,512	5,809
Due to related parties	7,111	7,924
Contract liabilities	686	1,606
Accrued compensation	13,752	22,409
Other provider payable	48,039	40,101
Total accounts payable and accrued expenses	$105,559	$106,142

8.
Medical Liabilities

The Company’s medical liabilities consisted of the following (in thousands):

	March 31, 2025	March 31, 2024
Medical liabilities, beginning of period	$209,039	$106,657
Acquired	(8,256)	30,645
Components of medical care costs related to claims incurred:
Current period	384,479	234,735
Prior periods	(658)	(1,419)
Total medical care costs	383,821	233,316
Payments for medical care costs related to claims incurred:
Current period	(229,701)	(130,014)
Prior periods	(145,938)	(94,335)
Claims paid for acquired balance	(4,864)	(9,775)
Total paid	(380,503)	(234,124)

Medical liabilities, end of period	$204,101	$136,494

9.
Credit Facility, Bank Loans, and Lines of Credit

The Company’s debt balance consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Term Loan	$250,000	$281,500
Revolver Loan	162,000	146,732
Promissory Note Payable	9,875	9,875
Total debt	421,875	438,107

Less: Current portion of debt	(12,500)	(9,375)
Less: Unamortized financing costs	(5,481)	(3,433)

Long-term debt	$403,894	$425,299

The estimated fair value of the Company's long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of March 31, 2025, and December 31, 2024, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

The following are the future commitments, as of March 31, 2025, of the Company’s debt for the years ending December 31 (in thousands):

Amount
2025 (excluding the three months ended March 31, 2025)	$9,375
2026	12,500
2027	27,063
2028	18,750
2029	23,437
Thereafter	330,750

Total	$421,875

Credit Facility

Second Amended and Restated Credit Agreement

On February 26, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement” and the credit facility thereunder, the “Second Amended and Restated Credit Facility”) with Truist Bank, in its capacities as administrative agent for the lenders, issuing bank, swingline lender and a lender, and the banks and other financial institutions from time to time party thereto, to, among other things, amend and restate that certain amended credit agreement, dated June 16, 2021, by and among the Company, Truist Bank, and certain lenders thereto, in its entirety. The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility (“Revolver Loan”) to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility (“Term Loan”) to the Company of $250.0 million and (c) a five-year delayed draw term loan credit facility (“DDTL A”) to the Company of $745.0 million. The term loan A and revolving credit facilities are intended to be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, pay transactions costs and expenses arising in connection with the Second Amended and Restated Credit Agreement, and provide for working capital needs and other general corporate purposes, and, in addition to the foregoing, the revolving credit facility will also be used to finance certain future permitted acquisitions and permitted investments and capital expenditures. The delayed draw term loan facility will be used to finance the purchase of all of the outstanding equity interests of Prospect Health Services RI, Inc. (d/b/a Prospect ACO Rhode Island), Alta Newport Hospital, LLC (d/b/a Foothill Regional Medical Center), and Prospect Health Plan, Inc., and substantially all the assets of certain direct and indirect subsidiaries of PHP Holdings, LLC (“PHPH”), subject to customary adjustments, plus the assumption of certain identified liabilities of the sellers party thereto, (the “Transaction”).

Amounts borrowed under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for term Secured Overnight Financing Rate (“SOFR”) published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of March 31, 2025, the Company had outstanding borrowings under the Revolver Loan and Term Loan of $162.0 million and $250.0 million, respectively, and the interest rate on both loans was 5.82%.

The Second Amended and Restated Credit Agreement, requires the Company to pay a commitment fee of 0.175% to 0.35% multiplied by the daily amount of the unused revolving commitments during the availability period, with such fee determined on a quarterly basis based on the Company’s leverage ratio, and a ticking fee on the delayed draw term loan facility of 0.175% to 0.35% multiplied by the average daily unused portion of delayed draw term loan commitments, with such fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to comply with two financial ratios, each calculated on a consolidated basis. The Company must maintain (commencing with the fiscal quarter ending June 30, 2025) (x) a maximum consolidated total net leverage ratio of not greater than (a) 5.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2027, and (b) 4.50 to 1.00 as of the last day each fiscal quarter thereafter and (y) a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00 as of the last day of each fiscal quarter. The Second Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with various affirmative covenants, including, without limitation, furnishing updated financial and other information, preserving existence and entitlements, maintaining properties and insurance, complying with laws, maintaining books and records, requiring any new subsidiary meeting a materiality threshold specified in the Second Amended and Restated Credit Agreement to become a guarantor thereunder and paying obligations.

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

The Company and its subsidiary, Astrana Health Management, Inc. (“AHM”), have granted the lenders a security interest in all of their assets, including stock and other equity issued by their subsidiaries, pursuant to the Amended and Restated Guaranty and Security Agreement, dated as of February 26, 2025, by and among the Company, as borrower, and AHM, as guarantor, in favor of Truist Bank, which amends and restates that certain guaranty and security agreement dated as of September 11, 2019, in its entirety. The Second Amended and Restated Credit Agreement contains certain customary events of default. If any event of default occurs and is continuing under the Second Amended and Restated Credit Agreement, the lenders may terminate their commitments, and may require the Company and its guarantors to repay outstanding debt and/or to provide a cash deposit as additional security for outstanding letters of credit. In addition, the agent, on behalf of the lenders, may pursue other remedies, including, without limitation, transferring pledged securities of the Company’s subsidiaries in the name of the agent and exercising all rights with respect thereto (including the right to vote and to receive dividends), collect on pledged accounts, instruments and other receivables, and other rights provided by law.

Promissory Note Payable

I Health, Inc. Promissory Note Payable – Related Party

On April 1, 2024, the Company issued a promissory note in the amount of $8.3 million as a promissory note (the “I Health Promissory Note”) with a maturity date of March 31, 2027. On March 31, 2024, the Company entered into a purchase agreement for 25% equity interest in I Health, Inc. (“I Health”) that included a call option to purchase an additional 25% equity interest on each of the first, second, and third anniversaries from when certain triggering events occur (“I Health Call Option”). I Health may accelerate the maturity date if the Company does not exercise the I Health Call Option. The promissory note has an interest rate of 4.30% per annum on the principal amount. Accrued interest is payable on each anniversary of the promissory note payable. I Health is accounted for under the equity method based on the 25% equity ownership interest held by the Company (see Note 5 — “Investments in Other Entities — Equity Method”). On July 1, 2024, an amendment was made to the I Health Promissory Note that, among other things, increased the original principal amount by an additional $1.6 million. As of March 31, 2025, the total amount payable under the I Health Promissory Note is $9.9 million.

Deferred Financing Costs

The Company paid debt financing costs of $22.2 million related to the issuance of the Second Amended and Restated Credit Agreement. Of the $22.2 million debt financing, the Company expensed $5.0 million within other expense on the accompanying condensed consolidated statements of income, and the remaining $17.2 million was deferred and amortized over the life of the amended credit facility. As of March 31, 2025, unamortized deferred financing costs for the Revolver Loan, DDTL A, and Term Loan, were $6.1 million, $8.9 million, and $5.5 million, respectively. As of December 31, 2024, unamortized deferred financing costs for the Revolver Loan and Term Loan were $0.9 million and $3.4 million, respectively. Deferred financing costs associated with the Term Loan are presented as a direct reduction against the amounts borrowed on the Term Loan and amortized over the life of the loan using the effective interest rate method. Deferred financing costs associated with the Revolver Loan and the DDTL A are recognized in other assets in the accompanying condensed consolidated balance sheets and amortized over the life of the loans using the straight-line method. The deferred financing costs associated with the DDTL A will be presented as a direct reduction against the amounts borrowed and amortized using the effective interest rate method when the draw is made. Interest expense in the condensed consolidated statements of income includes amortization of deferred debt issuance costs.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the three months ended March 31, 2025 and 2024, was 6.96% and 6.51%, respectively. Interest expense in the condensed consolidated statements of income included amortization of deferred debt issuance costs for the three months ended March 31, 2025 and 2024 of $0.7 million and $0.5 million, respectively.

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

Standby Letters of Credit

The Company established irrevocable standby letters of credit with Truist Bank under the Second Amended and Restated Credit Agreement for a total of $25.0 million for the benefit of CMS and certain health plans as of March 31, 2025. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present or any future expiration date.

Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank under the APC Business Loan Agreement for a total of $2.1 million for the benefit of certain health plans as of March 31, 2025. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

10.
Mezzanine Deficit and Stockholders’ Equity

Mezzanine Deficit

APC

As the redemption feature of APC’s shares of common stock is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025, APC repurchased $1.3 million of its common stock from its shareholders. There was no similar type of repurchase during the three months ended March 31, 2024.

Stockholders’ Equity

As of March 31, 2025, 41,048 holdback shares have not been issued to certain former AHM shareholders who were AHM shareholders at the time of closing of the 2017 merger of Astrana with AHM, as they have yet to submit properly completed letters of transmittal to Astrana in order to receive their pro rata portion of Astrana common stock as contemplated under the 2017 merger agreement. Pending such receipt, such former AHM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 merger. The condensed consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory, and the Company is legally obligated to issue these shares in connection with the 2017 merger.

Treasury Stock

As of March 31, 2025 and December 31, 2024, APC owned 6,132,802 and 7,132,698 shares of Astrana’s common stock, respectively. While such shares of Astrana’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the condensed consolidated financial statements. APC’s ownership in Astrana was 11.13% and 12.96% as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, the Company repurchased 300,000 shares of the Company’s common stock from APC, pursuant to a stock repurchase agreement dated January 17, 2025 for an aggregate purchase price of approximately $10.6 million. As of March 31, 2025 and December 31, 2024, the Company had repurchased 3,771,151 and 3,471,151 shares, respectively, of its common stock. These are included as treasury stock.

As of March 31, 2025 and December 31, 2024, the total treasury stock, including the Company’s stock held by APC, was 9,903,953 and 10,603,849, respectively.

Dividends

During the three months ended March 31, 2025 and 2024, certain consolidated subsidiaries of the Company paid distributions of $0.1 million, respectively, to the shareholders who own the non-controlling interests in the entities.

During the three months ended March 31, 2025, the APC board approved the distribution of 699,896 of the Company’s shares and a cash distribution of $5.4 million to its shareholders. During the three months ended March 31, 2024, no dividends were declared to the APC shareholders.

11.
Stock-Based Compensation

The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three months ended March 31, 2025 and 2024, and associated with the issuance of restricted shares of common stock and restricted stock units and vesting of stock options that are included in general and administrative expenses in the accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options and ESPP	$70	$349
Restricted stock awards and units	7,741	5,399
Total stock-based compensation expense	$7,811	$5,748

Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2025, was $44.5 million.

Restricted Stock Awards and Units

The Company grants restricted stock awards and units to officers and employees, which are earned based on service and/or performance conditions. The awards will vest over a period of one month to four years in accordance with the terms of those plans. The grant date fair value of the restricted stock awards and units are the grant date’s closing market price of the Company’s common stock. During the three months ended March 31, 2025, the Company granted 417,787 shares of restricted stock awards and units with performance-based conditions and 234,516 shares of restricted stock awards and units without performance-based conditions. During the three months ended March 31, 2025, the weighted average grant date fair value of restricted stock awards and units with and without performance-based conditions was $27.30 and $27.61, respectively. Shares of restricted stock awards and units with performance-based conditions are recognized to the extent that the performance conditions are probable of being achieved.

Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP is a shareholder-approved plan that allows eligible employees to contribute a portion of their eligible earnings toward the semi-annual purchase of the Company’s common stock at a discounted price equal to 85% up to 90% of the fair market values of the stock on the exercise date, subject to a maximum number of shares that can be purchased during any single offering period as well as an annual maximum dollar amount of shares during any single calendar year. A maximum of 5,000,000 shares were authorized for issuance at the time the ESPP was approved. There were 10,683 shares issued for the three months ended March 31, 2025.

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

As a risk-bearing organization, the Company is required to follow the regulations of the Department of Managed Health Care (“DMHC”). The Company must comply with a minimum working capital requirement, a tangible net equity (“TNE”) requirement, a cash-to-claims ratio, and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations.

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

Standby Letters of Credit and Surety Bonds

The Company established irrevocable standby letters of credit with Truist Bank for a total of $25.0 million for the benefit of CMS and certain health plans as of March 31, 2025 (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).

Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank for a total of $2.1 million for the benefit of certain health plans as of March 31, 2025 (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).

The Company currently has several surety bonds as required by CMS. The bonds total approximately $46.4 million in the aggregate, as of March 31, 2025. The bonds expire on various dates through December 31, 2030.

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

Liability Insurance

The Company believes that its insurance coverage is appropriate based upon the Company’s claims experience and the nature and risks of the Company’s business. In addition to the known incidents that have resulted in the assertion of claims, the Company cannot be certain that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against the Company, the Company’s affiliated professional organizations or the Company’s affiliated hospitalists in the future where the outcomes of such claims are unfavorable. The Company believes that the ultimate resolution of all pending claims — including liabilities in excess of the Company’s insurance coverage — will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on the Company’s business. Contracted physicians are required to obtain their own insurance coverage.

Although the Company currently maintains liability insurance policies on a claims-made basis which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs and on favorable terms.

13.
Related-Party Transactions

Equity Method Investments

During the three months ended March 31, 2025 and 2024, the Company paid approximately $0.7 million and $0.8 million, respectively, to Pacific Medical Imaging & Oncology Center, Inc. (“PMIOC”) for provider services. PMIOC provides covered services on behalf of the Company’s RBOs to enrollees of the plans. PMIOC is accounted for under the equity method based on the 40% equity ownership interest held (see Note 5 — “Investments in Other Entities – Equity Method”).

During each of the three months ended March 31, 2025, the Company paid approximately $0.2 million and $0.2 million, respectively, for provider services to an equity method investment in which the Company has a 25% equity ownership. (see Note 5 — “Investments in Other Entities – Equity Method”).

During the three months ended March 31, 2025, the Company incurred expenses of approximately $0.7 million in management fees and interest expense to I Health. The Company has a management service agreement and promissory note payable with I Health. I Health is accounted for under the equity method based on the 25% equity ownership interest held (see Note 5 — “Investments in Other Entities – Equity Method”).

During the three months ended March 31, 2025, the Company recognized approximately $0.9 million in management fee income from equity method investments acquired through the CHS acquisition. The Company owns 50 - 51% equity interest in these investments. These investments are accounted for under the equity method (see Note 5 — “Investments in Other Entities – Equity Method”).

Astrana Board Members and Officers

During the three months ended March 31, 2025 and 2024, the Company recognized approximately $0.1 million in expenses and $0.5 million, in revenue, net of expenses, from Arroyo Vista Family Health Center (“Arroyo Vista”), respectively. Revenue consisted of management fees and surplus from shared risk arrangements. Expenses consisted of fees for provider services. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors. Arroyo Vista is a non-profit network of community health centers serving Greater Northeast Los Angeles. Arroyo Vista provides certain primary care services to enrollees of certain healthcare service plans, the providers of which have contracted with our affiliates.

During the three months ended March 31, 2025 and 2024, the Company incurred rent expenses of approximately $1.1 million and $0.9 million, respectively, from certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. As of March 31, 2025, and December 31, 2024, the Company’s operating right-of-use asset balance included $7.3 million and $2.7 million, respectively, and the Company’s operating lease liabilities included $7.5 million and $2.7 million, respectively, for certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. The chief executive officer of Allied Pacific Holdings Investment Management, LLC is a member of the Company’s board of directors.

The Company has a Simple Agreement for Future Equity ("SAFE") with Third Way Health (see Note 5 — “Investments in Other Entities"). As of March 31, 2025 and December 31, 2024 the investment was $6.0 million. During the three months ended March 31, 2025 and 2024, the Company incurred approximately $2.2 million and $0.6 million, respectively, in expenses payable to Third Way Health for call center and credentialing services. One of Astrana’s officers is a board member of Third Way Health.

During the three months ended March 31, 2025 and 2024, the Company paid approximately $0.2 million and $45,000, respectively, to Sunny Village Care Center for services as a provider. The Company has provider contracts with Sunny Village Care Center. Sunny Village Care Center shares common ownership with certain Astrana board members.

During the three months ended March 31, 2025 and 2024, the Company incurred rent expense of approximately $42,000 and $38,000, respectively, to First Commonwealth Property, LLC for an office lease. First Commonwealth Property, LLC shares common ownership with certain board members of APC and AHM. As of March 31, 2025 and December 31, 2024, the Company’s operating right-of-use asset balance included $0.7 million and $0.7 million, respectively, and the Company’s operating lease liabilities included $0.7 million and $0.7 million, respectively, for certain properties owned by First Commonwealth Property, LLC.

The Company has agreements with Health Source MSO Inc., a California corporation (“HSMSO”), Aurion Corporation (“Aurion”), and AHMC Healthcare Inc. (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO and Aurion and is the sole owner of Aurion. Revenue with AHMC and HSMSO consists of capitation, risk pool, and miscellaneous fees, and expenses consisting of claims expenses, management fees, and consulting fees.

The following tables set forth revenue recognized and fees incurred related to AHMC, HSMSO, and Aurion for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	AHMC	HSMSO	Aurion	AHMC	HSMSO	Aurion
Revenue	$6,771	$105	$—	$9,920	$301	$—
Expenses	31,680	—	100	7,557	—	50
Net	$(24,909)	$105	$(100)	$2,363	$301	$(50)

The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the three months ended March 31, 2025 and 2024, the Company had recognized risk pool revenues of $5.0 million and $8.1 million, respectively. As of March 31, 2025 and December 31, 2024, $53.9 million and $47.7 million remained in outstanding risk pool receivables, respectively.

APC Board Members

During the three months ended March 31, 2025 and 2024, the Company paid an aggregate of approximately $6.5 million and $4.7 million, respectively, to board members for provider services and repurchase of APC shares of common stock, which included approximately $1.0 million and $0.8 million, respectively, to Astrana board members and officers who are also board members and officers of APC.

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

For equity method investments and promissory note payable with related parties, see Note 5 — “Investments in Other Entities — Equity Method” and Note 9 — “Credit Facility, Bank Loans, and Lines of Credit,” respectively.

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

The Company’s effective income tax rate for the three months ended March 31, 2025 and 2024, was 35.2% and 29.8%, respectively. The tax rate for the three months ended March 31, 2025, differed from the U.S. federal statutory rate primarily due to non deductible expenses, state income taxes and income from flow-through entities.

If recognized, $1 million of the unrecognized tax benefits as of March 31, 2025, would reduce the annual effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. For the period ended March 31, 2025. the Company had recognized $40,000 of interest and penalties related to unrecognized tax benefits on its consolidated balance sheets.

The Company is subject to U.S. federal income tax as well as state income tax in certain U.S. states. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2020 through December 31, 2024, and for the years ended December 31, 2021 through December 31, 2024, respectively.

15.
Earnings Per Share

Basic earnings per share are calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period and are calculated by dividing net income attributable to Astrana by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted earnings per share are calculated using the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period, using the as-if converted method for secured convertible notes and preferred stock, and the treasury stock method for options and common stock warrants. The non-controlling interests in APC are allocated their share of Astrana's income from APC’s ownership of Astrana common stock, and this is included in the net income (loss) attributable to non-controlling interest on the condensed consolidated statements of income, therefore, none of the shares of Astrana held by APC are considered outstanding for the purpose of basic or diluted earnings per share computation.

As of March 31, 2025 and December 31, 2024, the total treasury stock, including the Company’s stock held by APC was 9,903,953 and 10,603,849, respectively. These are treated as treasury shares for accounting purposes, and not included in the number of shares of common stock outstanding used to calculate earnings per share.

For the three months ended March 31, 2025 and 2024, restricted stock of 409,736 and 118,142, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive.

For the three months ended March 31, 2025 and 2024, stock options of 125,707 and 168,207, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive.

For the three months ended March 31, 2025 and 2024, contingently issuable shares of 1,120,899 and 973,461, were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of March 31, 2025 and 2024, respectively.

Below is a summary of the earnings per share computations:

Three months ended March 31,	2025	2024
Earnings per share – basic	$0.14	$0.31
Earnings per share – diluted	$0.14	$0.31
Weighted average shares of common stock outstanding – basic	48,470,682	47,260,351
Weighted average shares of common stock outstanding – diluted	48,850,666	47,699,537

Below is a summary of the shares included in the diluted earnings per share computations:

Three months ended March 31,	2025	2024
Weighted average shares of common stock outstanding – basic	48,470,682	47,260,351
Stock options	112,858	188,083
Restricted stock awards and units	130,055	225,128
Contingently issuable shares	137,071	25,975
Weighted average shares of common stock outstanding – diluted	48,850,666	47,699,537

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

Some states have laws that prohibit business entities with non-physician owners—such as Astrana and its subsidiaries—from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions by physicians. These laws are generally referred to as corporate practice of medicine laws. States that have corporate practice of medicine laws permit only physicians to practice medicine, exercise control over medical decisions, or engage in certain arrangements—such as fee-splitting—with physicians.

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

Astrana Medical and Astrana Care Partners Medical were formed as designated shareholder professional corporations in May 2019 and July 2021, respectively, as designated shareholder professional corporations. The Company’s Vice Chairman is the sole shareholder of Astrana Medical and Astrana Care Partners Medical. Via a Physician Shareholder Agreement, Astrana makes all the decisions on behalf of Astrana Medical and Astrana Care Partners Medical. Astrana has the obligation to absorb losses of, or the right to receive benefits from, Astrana Medical and Astrana Care Partners Medical. Therefore, Astrana Medical and Astrana Care Partners Medical are controlled by and consolidated by Astrana as the primary beneficiary of the VIEs.

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

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$150,013	$158,922
Investment in marketable securities	2,283	2,259
Receivables, net	71,820	83,977
Receivables, net – related party	54,873	48,251
Other receivables	22	15,303
Prepaid expenses and other current assets	6,917	10,161
Total current assets	285,928	318,873

Non-current assets
Property and equipment, net	6,528	5,875
Intangible assets, net	83,582	87,840
Goodwill	241,531	243,283
Income taxes receivable, non-current	15,943	15,943
Investments in other entities – equity method	15,063	15,442
Investment in a privately held entity	405	405
Investment in affiliates*	190,178	224,894
Restricted cash	40	40
Operating lease right-of-use assets	26,033	21,585
Other assets	3,055	3,019

Total non-current assets	582,358	618,326

Total assets	$868,286	$937,199

	March 31, 2025	December 31, 2024
Current liabilities
Accounts payable and accrued expenses	$37,804	$43,800
Fiduciary accounts payable	4,840	8,223
Medical liabilities	100,547	105,486
Dividend payable	638	638
Income tax payable	14,140	11,041
Finance lease liabilities	451	520
Operating lease liabilities	4,076	3,487
Other liabilities	6,348	1,351
Amount due to affiliates*	4,548	48,142

Total current liabilities	173,392	222,688

Non-current liabilities
Deferred tax liability	10,905	11,237
Finance lease liabilities, net of current portion	451	520
Operating lease liabilities, net of current portion	25,006	21,012
Other long-term liabilities	6,890	619

Total non-current liabilities	43,252	33,388

Total liabilities	$216,644	$256,076

*Investment in affiliates includes the Company’s VIEs’ investment in Astrana, which is reflected as treasury shares and eliminated upon consolidation. Amounts due to, or from, affiliates are receivables with Astrana’s subsidiaries. As a result, these balances are eliminated upon consolidation and are not reflected on Astrana’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

17.
Leases

The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms ranging from one month to 21 years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. These leases consist of payments that are fixed or variable. Variable lease payments are based on an index or a rate such as the Consumer Price Index. As of March 31, 2025 and December 31, 2024, finance lease assets, net of depreciation, were $1.2 million and $1.3 million, respectively, and accumulated depreciation associated with finance leases was $1.6 million and $2.2 million, respectively.

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$3,611	$3,159

Finance lease cost
Amortization of lease expense	147	179
Interest on lease liabilities	16	24

Sublease income	(44)	(226)

Total lease cost	$3,730	$3,136

Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,017	$2,837
Operating cash flows from finance leases	16	24
Financing cash flows from finance leases	147	179

	Three Months Ended March 31,
	2025	2024
Weighted Average Remaining Lease Term
Operating leases	7.22 years	8.39 years
Finance leases	2.34 years	2.96 years

Weighted Average Discount Rate
Operating leases	6.75%	6.15%
Finance leases	5.79%	5.53%

The following are future minimum lease payments under non-cancellable leases for the years ending December 31 (in thousands) below:

	Operating Leases	Finance Leases
2025 (excluding the three months ended March 31, 2025)	$5,269	$443
2026	6,851	345
2027	6,246	267
2028	5,973	27
2029	4,882	9
Thereafter	14,876	—

Total future minimum lease payments	44,097	1,091
Less: imputed interest	10,155	77
Total lease liabilities	33,942	1,014
Less: current portion	4,979	471
Long-term lease liabilities	$28,963	$543

18.
Segments

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”). Factors used in determining the reportable business segments include the nature of operating activities and the type of information presented to the Company's CODMS to evaluate all results of operations. The Company currently has three reportable segments consisting of: 1) Care Partners; 2) Care Delivery; and 3) Care Enablement (See Note 1 —“Description of Business”).

For the Company’s Care Partners segment, revenue is primarily comprised of capitation and risk pool settlements and incentives. Cost of service for this segment is primarily capitation and claims expenses.

For the Company’s Care Delivery segment, revenue is primarily earned based on fee-for-service reimbursements, capitation, and performance-based incentives. Cost of service for this segment is primarily medical supplies costs and salaries expense related to medical staff and clinic employees.

For the Company’s Care Enablement segment, revenue for is primarily comprised of management and software fees, charged as a percentage of gross revenue or on a per-member-per-month basis. Cost of service for this segment is primarily MSO salaries expense.

The Company's CODMs are its Chief Executive Officer and Chief Financial Officer. The CODMs evaluate the performance of the Company’s operating segments based on segment revenue growth and operating income. The CODMs use revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. The Company’s operations are based in the United States. All revenues of the Company are derived from the United States. The CODMs do not evaluate the Company’s segments using asset information. The significant segment expenses that comprise operating income as a measure used by the CODMs in evaluating operating segment performance do not differ from the operating expenses as presented on the consolidated statements of income.

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

Certain amounts disclosed in prior period have been recast to conform to the current period presentation. Specifically, segments are presented net of intrasegment eliminations for the three months ended March 31, 2024. The following table presents information about our segments (in thousands):

The following table presents information about the Company’s segments (in thousands):

	Three Months Ended March 31, 2025
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$600,951	$16,690	$2,749	$—		$—	$620,390
Intersegment	—	16,698	36,813	(53,511)		—	—
Total revenues	600,951	33,388	39,562	(53,511)		—	620,390

Cost of services	512,668	27,139	25,818	(16,564)		—	549,061
General and administrative(1)	44,068	9,357	10,209	(36,950)		24,062	50,746
Total expenses	556,736	36,496	36,027	(53,514)		24,062	599,807

Income (loss) from operations	$44,215	$(3,108)	$3,535	$3	(2)	$(24,062)	$20,583

	Three Months Ended March 31, 2024
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$382,318	$17,878	$4,160	$—		$—	$404,356
Intersegment	—	12,841	29,114	(41,955)		—	—
Total revenues	382,318	30,719	33,274	(41,955)		—	404,356

Cost of services	300,189	24,794	17,373	(11,957)		—	330,399
General and administrative(1)	38,933	6,163	12,397	(30,075)		16,400	43,818
Total expenses	339,122	30,957	29,770	(42,032)		16,400	374,217

Income (loss) from operations	$43,196	$(238)	$3,504	$77	(2)	$(16,400)	$30,139

(1)
Balance includes general and administrative expenses, and depreciation and amortization.
(2)
Income from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income that is not presented in the table.

19. Fair Value Measurements of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2025, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$2,755	$—	$—	$2,755
Marketable securities – certificates of deposit	2,313	—	—	2,313
Marketable securities – equity securities	84	—	—	84
I Health call option	—	—	3,867	3,867
Total assets	$5,152	$—	$3,867	$9,019

Liabilities
Interest rate collar	$—	$21	$—	$21
AAMG contingent consideration	2,075	—	—	2,075
VOMG contingent consideration	—	—	15	15
Sun Labs remaining equity interest purchase	—	—	7,352	7,352
ADSC contingent consideration	—	—	4,309	4,309
CFC contingent consideration	—	—	11,170	11,170
PCCCV contingent consideration	—	—	1,450	1,450
CHS contingent consideration	—	—	5,741	5,741
Total liabilities	$2,075	$21	$30,037	$32,133

* Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2024, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$3,673	$—	$—	$3,673
Marketable securities – certificates of deposit	2,289	—	—	2,289
Marketable securities – equity securities	89	—	—	89
I Health call options	—	—	3,778	3,778
Interest rate collar	—	19	—	19
Total assets	$6,051	$19	$3,778	$9,848

Liabilities
AAMG contingent consideration	$2,110	$—	$—	$2,110
VOMG contingent consideration	—	—	15	15
Sun Labs remaining equity interest purchase	—	—	7,352	7,352
ADSC contingent consideration	—	—	4,285	4,285
CFC contingent consideration	—	—	9,949	9,949
PCCCV contingent consideration	—	—	1,351	1,351
CHS contingent consideration	—	—	5,643	5,643
Total liabilities	$2,110	$—	$28,595	$30,705

* Included in cash and cash equivalents

The change in the fair value of Level 3 liabilities is recognized in unrealized loss on investments, other income, or general and administrative expenses in the accompanying condensed consolidated statements of income. As of March 31, 2025, the reconciliation of our Level 3 liabilities was as follows (in thousands):

Amount
Balance at January 1, 2025	$28,595
Change in fair value of existing Level 3 liabilities	1,442
Balance at March 31, 2025	$30,037

Investments in Marketable Securities

Certificates of deposit are reported at par value, plus accrued interest, with maturity dates greater than ninety days. As of March 31, 2025 and December 31, 2024, certificates of deposit amounted to approximately $2.3 million and $2.3 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.

Equity securities are reported at fair value. These securities are classified as Level 1 in the valuation hierarchy, where quoted market prices from reputable third-party brokers are available in an active market and unadjusted. As of March 31, 2025 and December 31, 2024, the equity securities were approximately $0.1 million and $0.1 million, respectively, in the accompanying condensed consolidated balance sheets. Gains and losses recognized on equity securities sold are recognized in the accompanying condensed consolidated statements of income as other income. The change in fair value on equity securities held are as follows (in thousands) for the periods listed below and no securities had been sold in the respective periods:

	Three Months Ended March 31,
	2025	2024
Unrealized gains (losses) recognized on equity securities held at end of period	$5	$(116)

Derivative Financial Instruments

Interest Rate Collar Agreements

From time to time, the Company enters into agreements designed to limit the interest rate risk associated with the Company’s Revolver Loan, including the collar agreement. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” for further information on the Company’s debt. Under the terms of the agreement, the ceiling is 5.0% and the floor is 2.34%. The collar agreement is not designated as a hedging instrument. Changes in the fair value of this contract are recognized as unrealized gain or loss on investments in the accompanying condensed consolidated statements of income and reflected in the accompanying condensed consolidated statements of cash flows as unrealized (gain) loss on investments. The estimated fair value of the collar was determined using Level 2. As of March 31, 2025, the fair value of the collar was $21,000 and presented within other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2024, the fair value of the collar was $19,000 and presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

I Health Call Option

The Company acquired a 25% equity interest in I Health, which included a call option that allows the Company to purchase an additional 25% equity interest on each of the first, second, and third anniversaries from when certain triggering events occur. The Company determined the fair value of the call option using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of the purchase price based on EBITDA and assigned probabilities to each such scenario in determining fair value. As of March 31, 2025 and December 31, 2024, the value of the call option was valued at $3.9 million and $3.8 million, respectively. The I Health call option is presented within other assets in the accompanying condensed consolidated balance sheet. The 25% equity interest in I Health is accounted for under the equity method (see Note 5 — “Investments in Other Entities — Equity Method”).

Remaining equity interest purchase

In 2021, the Company entered into a financing obligation to purchase the remaining equity interest in Sun Clinical Laboratories (“Sun Labs”) within three years from the date the Company consolidated Sun Labs. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $7.4 million as of March 31, 2025 and December 31, 2024, respectively. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other liabilities in the accompanying condensed consolidated balance sheets.

Contingent consideration

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

The 2023 and 2024 growth metrics were considered variable and were presented within other liabilities in the accompanying consolidated balance sheet. As of March 31, 2025 and December 31, 2024, the AAMG stock contingent consideration for the 2024 growth metric had a fair value of $2.1 million. Changes in the AAMG stock contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

During the year ended December 31, 2024, the Company had concluded that both the 2023 target metric and the 2023 growth metric were met and issued 157,059 shares of common stock to the sellers in 2024.

Advanced Diagnostic and Surgical Center (“ADSC”)

Upon acquiring 95% of the equity interest of ADSC in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash contingent on ADSC achieving revenue and EBITDA metrics for fiscal years 2023 (“ADSC 2023 Metric”) and 2024 (“ADSC 2024 Metric”) (collectively, “ADSC contingent consideration”). The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of March 31, 2025 and December 31, 2024, the ADSC 2023 Metric and the 2024 Metric were valued at $4.3 million and were included in other liabilities in the accompanying condensed consolidated balance sheets. Changes in the ADSC contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income. In April 2025, the Company paid $4.5 million in cash to the sellers of ADSC for the contingent consideration that was achieved. As a result, the contingent liabilities are no longer outstanding.

Community Family Care Medical Group IPA, Inc. (“CFC”)

Upon acquiring certain assets of CFC in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash contingent upon CFC maintaining or exceeding the target member month amount for the first, second, and third measurement period (“CFC contingent consideration”). The first measurement period means the period commencing on the first day of the month immediately following the close of AHMS and ending on the one-year anniversary thereof. The second measurement period is for one year after the first measurement period, and the third measurement period is for one year after the second measurement period. The contingent liability will be paid after achieving the metric in each measurement period. The Company will pay $5.0 million for each metric achieved for each measurement period, or a total of $15.0 million. In the event that the CFC first and/or second contingent consideration metrics are not achieved during the first and/or the second measurement period, if the metric is met within the second and/or third measurement period, there is a catch-up payment that shall be paid concurrently with the payments of the CFC second contingent consideration and/or CFC third contingent consideration. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of membership and assigned probabilities to each such scenario in determining fair value. As of March 31, 2025 and December 31,

2024, the first metric was valued at $4.9 million and $4.2 million, respectively, and was included in other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the second and third metrics were valued at $6.3 million and $5.8 million in aggregate, and were included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CFC contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

Prime Community Care of Central Valley, Inc. (“PCCCV”)

Upon acquiring certain assets of PCCCV in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash, contingent upon PCCCV meeting certain metrics related to financial ratios and member months for the first and second measurement periods (“PCCCV contingent consideration”). The first measurement period is the first day of the month immediately following the close and ending on June 30, 2024. The second measurement period is for one year after the first measurement period. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of March 31, 2025, the first metric had been met, and $1.0 million was paid in the fourth quarter of 2024. As of March 31, 2025 and December 31, 2024, the second metric was valued at $1.5 million and $1.4 million, respectively and was included in other liabilities in the accompanying condensed consolidated balance sheets. Changes in the PCCCV contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

CHS

Upon acquiring 100% of the equity interest of CHS in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash, contingent upon CHS achieving a gross profit per total member months metric for fiscal year 2025 (“CHS 2025 Gross Profit PMPM Metric”) and member enrollment metrics (“CHS Member Enrollment Metrics”) measured over four measurement periods and an additional fifth measurement period contingent upon acquisition of an entity (the “earnout period”) (collectively, “CHS contingent consideration”). For the CHS Member Enrollment Metrics, the first measurement period means the period commencing on the first day immediately following the closure of CHS and ending on the one-year anniversary thereof. The second, third, fourth, and fifth measurement periods are for one year after each of the previous respective measurement periods. If the metrics are achieved, the contingent liability will be paid after the end of the earnout period. The Company will pay up to $4.8 million for the CHS 2025 Gross Profit PMPM Metric, and up to $4.3 million for each metric achieved for each measurement period, or up to a total of $21.5 million, for the CHS Member Enrollment Metrics. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and membership and assigned probabilities to each such scenario in determining fair value. As of March 31, 2025 and December 31, 2024, the CHS contingent consideration was valued at $5.7 million and $5.6 million, respectively. The CHS 2025 Gross Profit PMPM Metric was included in other liabilities and the CHS Member Enrollment Metrics were included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CHS contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

In this section, “we,” “our,” “ours,” and “us” refer to Astrana Health, Inc. (“Astrana”) and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Overview

Astrana Health, Inc. (“Astrana”) is a leading physician-centric, technology-powered, risk-bearing healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, Astrana operates an integrated, value-based healthcare model. This model aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner. Together with our affiliated physician groups and consolidated entities, we cost-effectively provide coordinated outcomes-based medical care.

Through our risk-bearing organizations with more than 12,000 contracted physicians, we are responsible for coordinating care in value-based care arrangements for over 1.0 million patients as of March 31, 2025. These covered patients are comprised of managed care members whose health coverage is provided either through their employers, acquired directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care.

Recent Developments

Leadership Updates

Astrana announced several additions to its leadership team to support continued growth and execution. The Company welcomes Georgie Sam, Chief Data & Analytics Officer, who will oversee enterprise-wide data and analytics strategy to deliver even faster, more actionable insights to our stakeholders, and Glenn Sobotka, Chief Accounting Officer, who brings deep experience to support Astrana’s continued financial discipline and scalability. Rita Pew was promoted to the role of Chief People Officer, helping Astrana further invest in the talent and culture that drive Astrana forward.

Acquisition Updates

Astrana received Hart-Scott-Rodino (“HSR”) approval for its pending acquisition of Prospect Health, which remains on track to close this summer.

Key Financial Measures and Indicators

Operating Revenues

Our revenue, which is recorded in the period in which services are rendered and earned, primarily consists of capitation revenue as well as risk pool settlements and incentives, management fee income, and fee-for-service (“FFS”) revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.

Operating Expenses

Our largest expenses consist of the cost of (i) patient care paid to contracted providers; (ii) information technology equipment and software; and (iii) staff to provide management and administrative support services to our affiliated physician groups, as further described in the following sections. These services include claims processing, utilization management, contracting, accounting, credentialing, and administrative oversight.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are supplemental performance measures of our operations for financial and operational decision-making, and are used as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, and stock-based compensation. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

Results of Operations

Astrana Health, Inc.

Condensed Consolidated Statements of Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024	$ Change	PCT Change
Revenue
Capitation, net	$583,963	$365,910	$218,053	60%
Risk pool settlements and incentives	14,491	17,377	(2,886)	(17)%
Management fee income	2,310	4,078	(1,768)	(43)%
Fee-for-services, net	14,890	15,937	(1,047)	(7)%
Other revenue	4,736	1,054	3,682	349%
Total revenue	620,390	404,356	216,034	53%
Operating expenses
Cost of services, excluding depreciation and amortization	549,061	330,399	218,662	66%
General and administrative expenses	43,897	38,722	5,175	13%
Depreciation and amortization	6,849	5,096	1,753	34%
Total expenses	599,807	374,217	225,590	60%
Income from operations	20,583	30,139	(9,556)	(32)%
Other expense
(Loss) income from equity method investments	(867)	632	(1,499)	(237)%
Interest expense	(7,308)	(7,585)	277	(4)%
Interest income	2,312	3,996	(1,684)	(42)%
Unrealized (loss) gain on investments	(44)	1,099	(1,143)	(104)%
Other loss	(5,072)	(4,277)	(795)	19%
Total other expense, net	(10,979)	(6,135)	(4,844)	79%
Income before provision for income taxes	9,604	24,004	(14,400)	(60)%
Provision for income taxes	3,383	7,142	(3,759)	(53)%
Net income	6,221	16,862	(10,641)	(63)%

Net (loss) income attributable to non-controlling interest	(471)	2,027	(2,498)	(123)%
Net income attributable to Astrana Health, Inc.	$6,692	$14,835	$(8,143)	(55)%

Risk-Bearing Organizations and Patients

As of March 31, 2025 and 2024, we managed a total of 20 and 18 independent risk-bearing organizations, including both affiliated and non-affiliated, respectively. The total number of patients for whom we managed the delivery of healthcare services was over 1.0 million as of March 31, 2025 and 2024.

Revenue

Total revenue for the three months ended March 31, 2025, was $620.4 million, as compared to $404.4 million for the three months ended March 31, 2024, an increase of $216.0 million, or 53%. The increase in revenue was primarily attributable to capitation revenue. Capitation revenue increased by $218.0 million primarily as a result of our recent acquisitions within our Care Partners segment, along with enrollees transitioning to full risk through the Company’s Restricted Knox-Keene plans.

Cost of Services, Excluding Depreciation and Amortization

Expenses related to cost of services, excluding depreciation and amortization for the three months ended March 31, 2025 were $549.1 million as compared to $330.4 million for the same period in 2024, an increase of $218.7 million or 66%. The overall increase was primarily due to increased participation in a value-based Medicare FFS model and medical costs associated with both professional and institutional risk of our Restricted Knox-Keene licensed health plan as a result of our recent acquisitions within our Care Partners segment which were commensurate to our increase in revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were $43.9 million, as compared to $38.7 million for the same period in 2024, an increase of $5.2 million or 13%. The increase was primarily due to increased general and administrative expenses to support operational growth such as stock-based compensation.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2025 were $6.8 million, as compared to $5.1 million for the same period in 2024, an increase of $1.8 million or 34%. This amount includes depreciation of property and equipment and the amortization of intangible assets. The increase in depreciation and amortization was primarily related to the amortization of our acquired intangibles as a result of our recent business combinations.

(Loss) Income From Equity Method Investments

Loss from equity method investments for the three months ended March 31, 2025 was $0.9 million as compared to income of $0.6 million for the same period in 2024, a decrease of $1.5 million or 237%. The decrease was primarily due to APC’s equity method investment in LMA.

Interest Expense

Interest expense for the three months ended March 31, 2025 was $7.3 million as compared to $7.6 million for the same period in 2024, a decrease of $0.3 million 4%. The decrease in interest expense was primarily due to a decrease in interest rates on our floating-rate debt. The interest rate for the Revolver and Term Loan was 5.82% as of March 31, 2025 and 7.42% for the Revolver and 7.68% for the Term Loan, respectively, as of March 31, 2024. This was offset by an increase in borrowings under the Second Amended and Restated Credit Facility. As of March 31, 2025, the Company borrowed $412.0 million on the Second Amended and Restated Credit Facility compared to $391.3 million as of March 31, 2024.

Interest Income

Interest income for the three months ended March 31, 2025 was $2.3 million as compared to $4.0 million for the three months ended March 31, 2024, a decrease of $1.7 million or 42%. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loan receivables. The decrease in interest income was primarily due to a decrease in our cash held in interest bearing bank accounts.

Unrealized Loss (Gain) on Investments

Unrealized loss for the three months ended March 31, 2025 was $44,000 as compared to a gain of $1.1 million for the same period in 2024, a decrease in unrealized gain of $1.1 million or 104%. The decrease in unrealized gain on investments was primarily driven by changes in the fair value of the interest rate collar.

Other Loss

Other loss for the three months ended March 31, 2025 was $5.1 million as compared to $4.3 million for the same period in 2024, a decrease of $0.8 million or 19%. The increase in other loss was primarily due to debt issuance costs that were expensed in connection with the Second Amended and Restated Credit Facility.

Provision for Income Taxes

Provision for income taxes was $3.4 million for the three months ended March 31, 2025, as compared to $7.1 million for the same period in 2024, a decrease of $3.8 million. The decrease in provision for income taxes was primarily due to a decrease in pre-tax income.

Net (Loss) Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests for the three months ended March 31, 2025 was a loss of 0.5 million as compared to income of $2.0 million for the same period in 2024, a decrease of $2.5 million. The decrease was primarily driven by a decrease net income.

Net Income Attributable to Astrana Health, Inc.

Our net income attributable to Astrana Health, Inc., for the three months ended March 31, 2025 was $6.7 million as compared to $14.8 million for the same period in 2024, a decrease of $8.1 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2025 was $36.4 million, as compared to $42.2 million for the same period in 2024, a decrease of $5.8 million. The decrease was primarily due to a decrease in operating income as a result of higher utilization and increase in general and administrative expenses. See “Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin” below for additional information.

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

The following table sets forth our revenue and operating income by segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Segment Revenue	2025	2024	$ Change	% Change
Care Partners	$600,951	$382,318	$218,633	57%
Care Delivery	$33,388	$30,719	$2,669	9%
Care Enablement	$39,562	$33,274	$6,288	19%

	Three Months Ended March 31,
Segment Operating Income (Loss)	2025	2024	$ Change	% Change
Care Partners	$44,215	$43,196	$1,019	2%
Care Delivery	$(3,108)	$(238)	$(2,870)	*
Care Enablement	$3,535	$3,504	$31	1%

*Percentage change of over 500%

Care Partners Segment

Revenue for the three months ended March 31, 2025 was $601.0 million as compared to $382.3 million for the three months ended March 31, 2024, an increase of $218.6 million or 57%. Operating income for the three months ended March 31, 2025 was $44.2 million, as compared to $43.2 million for the three months ended March 31, 2024, an increase in operating income of $1.0 million or 2%. The increase in revenue and operating income was primarily due to recent acquisitions within our Care Partners segment.

Care Delivery Segment

Revenue for the three months ended March 31, 2025 was $33.4 million as compared to $30.7 million for the three months ended March 31, 2024, an increase of $2.7 million or 9%. Operating loss for the three months ended March 31, 2025 was $3.1 million, as compared to a loss of $0.2 million for the three months ended March 31, 2024, an increase in operating loss of $2.9 million. The increase in revenue was primarily driven by increased volume in patient visits at our primary, multi-specialty, and ancillary Care Delivery entities. The increase in operating loss was due to an increase in expenses incurred related to our newer clinic locations that opened.

Care Enablement Segment

Revenue for the three months ended March 31, 2025 was $39.6 million, as compared to $33.3 million for three months ended March 31, 2024, an increase of $6.3 million or 19%. Operating income for the three months ended March 31, 2025 was $3.5 million, as compared to operating income of $3.5 million for the three months ended March 31, 2024. The increase in revenue was primarily due to managing more IPAs in our Care Partners segment.

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA, as well as the reconciliation to Adjusted EBITDA margin for the three months ended March 31, 2025 and 2024. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

	Three Months Ended March 31,
(in thousands)	2025		2024
Net income	$6,221		$16,862
Interest expense	7,308		7,585
Interest income	(2,312)		(3,996)
Provision for income taxes	3,383		7,142
Depreciation and amortization	6,849		5,096
EBITDA	21,449		32,689

Loss (income) from equity method investments	867		(632)
Other, net	6,259	(1)	4,440	(2)
Stock-based compensation	7,811		5,748
Adjusted EBITDA	$36,386		$42,245

Total revenue	$620,390		$404,356

Adjusted EBITDA margin	6%		10%

(1)
Other, net for the three months ended March 31, 2025 relates to debt issuance costs expensed in connection with our Second Amended and Restated Credit Facility, transaction costs for our acquisition of Prospect, data transition costs for our recent acquisitions, certain costs associated with the CHS transaction, non-cash changes related to change in the fair value of our call option and Collar Agreement, and severance fees incurred.

(2)
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

Use of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net income. These measures are not in accordance with, or alternatives to, GAAP, and may be calculated differently from similar non-GAAP financial measures used by other companies. The Company uses Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest expense, interest income, income taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, and stock-based compensation. The Company defines Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

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

Liquidity and Capital Resources

Cash, cash equivalents, and investment in marketable securities at March 31, 2025 totaled $260.9 million as compared to $290.8 million at December 31, 2024. Working capital totaled $252.0 million at March 31, 2025, as compared to $272.9 million at December 31, 2024, a decrease of $20.9 million.

We have historically financed our operations primarily through internally generated funds and borrowings on long-term debt. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, and FFS reimbursements. We generally invest cash in money market accounts and certificates of deposit, which are classified as cash and cash equivalents. In February 2025, the Company entered into the Second Amended and Restated Credit Agreement which amended and restated that certain amended credit agreement and provided for a five-year revolving credit facility of $300.0 million, a term loan of $250.0 million, and a delayed-draw term loan of $745.0 million, which were primarily used to refinance certain existing indebtedness and intended to be used primarily to fund the costs associated with closing the Transaction. In addition, we have a current shelf registration statement filed with the SEC under which we may issue common stock, preferred stock, debt securities, and other securities that may be offered in one or more offerings on terms to be determined at the time of the offering. We believe we have sufficient liquidity to fund our operations through at least the next 12 months and the foreseeable future.

Cash Flow Activities

Our cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$16,627	$5,977	$10,650	178%
Net cash used in investing activities	(2,394)	(71,039)	68,645	(97)%
Net cash (used in) provided by financing activities	(44,170)	106,351	(150,521)	(142)%
Net (decrease) increase in cash and cash equivalents and restricted cash	$(29,937)	$41,289	$(71,226)	(173)%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2025 was $16.6 million, as compared to cash provided by operating activities of $6.0 million for the three months ended March 31, 2024. The increase in cash provided by operating activities was primarily driven by adjusted net income and changes in working capital. For the three months ended March 31, 2025, net income, exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, non-cash lease expense, change in fair value of contingent consideration liabilities, loss on debt extinguishment, unrealized gains or losses on investments, loss from equity method investments, deferred tax, and other was $24.6 million compared to $29.1 million for the three months ended March 31, 2024. Working capital for the three months ended March 31, 2025, decreased operating cash flow by $8.0 million, compared to a $23.2 million decrease in operating cash flow for the three months ended March 31, 2024. The change in working capital for the three months ended March 31, 2025 was mainly driven by an increase in receivables, net, including amounts with related parties, primarily due to timing of our receivables, including risk pool settlements that occur approximately 18 months after the risk pool performance year is completed, and a decrease in fiduciary accounts payable as a result of paying our sub-IPAs and providers. The decrease to operating cash flow due to changes in working capital was partially offset by an increase in medical liabilities due to timing of payments and a decrease in other receivables attributable to collections on reimbursements.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2025, was $2.4 million, primarily due to purchases of property and equipment of $3.1 million. The cash used in investing activities was partially offset by proceeds from repayment of a loan receivable of $0.6 million and distribution received from an equity method investment of $0.1 million. Cash used in investing activities during the three months ended March 31, 2024, was $71.0 million primarily due to payments for business and asset acquisitions, net of cash acquired of $50.6 million, issuances of loans of $20.0 million, and purchases of property and equipment of $0.4 million.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2025, was $44.2 million, primarily due to repayments of debt of $428.2 million, payment of deferred financing costs of $17.2 million, tax payments from net share settlement of restricted stock awards and units of $4.1 million, dividend payments of $5.5 million, APC repurchase of their treasury shares of $1.3 million, and repayment of finance lease obligations of $0.1 million. This was partially offset by borrowings of long-term debt of $412.0 million and proceeds from ESPP purchases of $0.3 million. Cash provided by financing activities during the three months ended March 31, 2024, was $106.4 million, primarily due to borrowings on long-term debt totaling $110.0 million, partially offset by repayment of long term-debt of $3.5 million.

Credit Facilities

The Company’s debt balance consisted of the following (in thousands):

March 31, 2025
Term Loan	$250,000
Revolver Loan	162,000
Promissory Note Payable	9,875
Total debt	421,875

Less: Current portion of debt	(12,500)
Less: Unamortized financing costs	(5,481)

Long-term debt	$403,894

The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands) below:

Amount
2025 (excluding the three months ended March 31, 2025)	$9,375
2026	12,500
2027	27,063
2028	18,750
2029	23,437
Thereafter	330,750

Total	$421,875

Second Amended and Restated Credit Agreement

The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility to the Company of $250.0 million and (c) a five-year delayed draw term loan credit facility to the Company of $745.0 million, maturing on February 26, 2030. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our condensed consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities reported in our condensed consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that reflect significant judgments and uncertainties, potentially resulting in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying condensed consolidated financial statements in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements that are, or have been, reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under the Term Loan and Revolver Loan provided for under our Second Amended and Restated Credit Agreement, as of March 31, 2025, were $250.0 million and $162.0 million, respectively. The Term Loan and Revolver Loan bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for term SOFR published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. Borrowings under the Promissory Note Payable with I Health, as of March 31, 2025, were $9.9 million. The promissory note has an interest rate of 4.30% per annum on the principal amount. The Company has entered into a collar agreement for its Revolver Loan to effectively convert its floating-rate debt to a fixed-rate basis. The interest rate collar sets a cap of 5.00% and a floor of 2.34% for the SOFR portion of the interest rate. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings would have increased our interest expense for the three months ended March 31, 2025, by $0.9 million or decreased our interest expense by $1.1 million.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial and Operating Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025. The risks disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows, or results of operations, and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2022, Astrana’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $50.0 million of its shares of common stock on the open market and through privately negotiated transactions. This share repurchase plan does not have an expiration date. The Board may suspend or discontinue the repurchase plan at any time. This repurchase plan does not obligate the Company to make additional repurchases at any specific time or in any specific situation. During the three months ended March 31, 2025, no shares were repurchased under the Company’s share repurchase plan. As of March 31, 2025, $40.5 million remained available for repurchase under the repurchase plan.

The following table provides information about purchases made by the Company of shares of the Company’s common stock during the three months ended March 31, 2025.

					(in thousands)
Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	310,303	(2)	$35.20	—	$40,461
February 1, 2025 to February 28, 2025	566		$37.18	—	$40,461
March 1, 2025 to March 31, 2025	133,908		$27.36	—	$40,461
Total	444,777		$32.84	—	$40,461

(1)
Shares were repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock awards and units held by certain employees, except as otherwise disclosed in these footnotes. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.
(2)
Includes 300,000 shares of common stock repurchased from APC for an aggregate purchase price of approximately $10.6 million, based on a purchase price per share of $35.17, pursuant to a stock repurchase agreement with APC entered into on January 17, 2025. The Company’s Board of Directors and the Audit Committee of the Board of Directors approved the repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

3.7	Amended and Restated By-laws (effective February 28, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 29, 2024)

10.1

Stock Repurchase Agreement, dated January 17, 2025, between Astrana Health, Inc. and Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025)

10.2†

Second Amended and Restated Credit Agreement, dated as of February 26, 2025, by and among Astrana Health, Inc., as Borrower, the Lenders from time to time party thereto, and Truist Bank, as administrative agent for the Lenders, as issuing bank and as swingline lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2025)

10.3†

Amended and Restated Guaranty and Security Agreement, dated as of February 26, 2025, by and among Astrana Health, Inc., as Borrower, Astrana Health Management, Inc., as Guarantor, in favor of Truist Bank, as administrative agent for the Secured Parties (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2025)

10.4†+

Employment Agreement between Astrana Health, Inc. and Dinesh Kumar, MD (Amended and Restated as of January 31, 2025) (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 14, 2025)

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

ASTRANA HEALTH, INC.

May 9, 2025	By:	/s/ Brandon K. Sim
Brandon K. Sim, M.S. Chief Executive Officer and President (Principal Executive Officer)

May 9, 2025	By:	/s/ Chandan Basho
Chandan Basho, M.B.A. Chief Financial and Operating Officer (Principal Financial Officer)