Form 10-Q
period 2025-06-30
Astrana Health, Inc.
filed 2025-08-07
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, there were 56,060,330 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding, which includes 6,132,802 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Astrana Health, Inc. These shares are legally issued and outstanding but treated as treasury shares for accounting purposes.

Astrana Health, Inc.

INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ACO REACH	ACO Realizing Equity, Access, and Community Health
ADSC	Advanced Diagnostic and Surgical Center, Inc.
AHMC	AHMC Healthcare Inc.
AHMS	Advanced Health Management Systems, L.P.
AHM	Astrana Health Management, Inc. (f/k/a Network Medical Management Inc.)
APC	Allied Physicians of California, a Professional Medical Corporation
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
Astrana	Astrana Health Inc. (f/k/a Apollo Medical Holdings, Inc.)
Astrana Medical	Astrana Health Medical Corporation (f/k/a AP-AMH Medical Corporation)
Astrana Care Partners Medical	Astrana Care Partners Medical Corporation (f/k/a AP-AMH 2 Medical Corporation)
CFC	Community Family Care Medical Group IPA, Inc.
CHS	Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks
CMS	Centers for Medicare & Medicaid Services
DMHC	California Department of Managed Health Care
IPA	Independent Practice Association
Prospect	Prospect Medical Holdings, Inc.
Sun Labs	Sun Clinical Labs
VIE	Variable Interest Entity

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Astrana Health, Inc., a Delaware corporation (“Astrana”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

This Quarterly Report on Form 10-Q includes the financial statements for the quarter ended June 30, 2025, and provides management’s discussion and analysis of the Company’s financial condition, results of operations, and other required disclosures, as mandated by the Securities and Exchange Commission (the “SEC”).

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, or other financial items, such as our projected capitation from CMS, our forward-looking guidance, and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, or acquisitions; any statements relating to our completed acquisition of certain businesses and assets of Prospect Medical Holdings, Inc. (“Prospect”); any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; any statements regarding the outlook of the ACO REACH Model, the MSSP, or strategic transactions; any statements relating to delayed payments under, or potential cuts to, Medicaid and/or Medicaid programs and/or changes in federal or state funding policies; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; any statements regarding potential changes to our tax structure; any statements regarding future economic conditions or performance; any statements relating to the potential impact of cybersecurity breaches or disruptions to our management information systems or widespread outages, interruptions, or other failures of operational, communication, and other systems; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$339,703	$288,455
Investment in marketable securities	2,417	2,378
Receivables, net (including amounts with related parties)	348,730	275,990
Income taxes receivable	7,893	19,316
Other receivables	8,655	29,496
Prepaid expenses and other current assets	21,754	22,861

Total current assets	729,152	638,496

Non-current assets
Property and equipment, net	17,800	14,274
Intangible assets, net	105,737	118,179
Goodwill	416,917	419,253
Income taxes receivable, non-current	15,943	15,943
Loans receivable, non-current	48,370	51,266
Investments in other entities – equity method	38,454	39,319
Investments in privately held entities	8,896	8,896
Operating lease right-of-use assets	30,631	32,601
Other assets	30,450	16,667

Total non-current assets	713,198	716,398

Total assets(1)	$1,442,350	$1,354,894

	June 30, 2025	December 31, 2024
	(Unaudited)

Liabilities, Mezzanine Deficit, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$119,661	$106,142
Fiduciary accounts payable	4,734	8,223
Medical liabilities	287,691	209,039
Operating lease liabilities	5,319	5,350
Current portion of long-term debt	12,500	9,375
Other liabilities	29,841	27,479

Total current liabilities	459,746	365,608

Non-current liabilities
Deferred tax liability	2,593	4,555
Operating lease liabilities, net of current portion	28,714	30,654
Long-term debt, net of current portion and deferred financing costs	401,057	425,299
Other long-term liabilities	12,294	14,610

Total non-current liabilities	444,658	475,118

Total liabilities(1)	904,404	840,726

Commitments and contingencies (Note 11)

Mezzanine deficit
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	(233,582)	(202,558)

Stockholders’ equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, and zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 49,138,631 and 47,929,872 shares issued and outstanding, excluding 9,903,953 and 10,603,849 treasury shares, as of June 30, 2025 and December 31, 2024, respectively	49	48
Additional paid-in capital	463,203	426,389
Retained earnings	302,209	286,283
Total stockholders’ equity	765,461	712,720

	June 30, 2025	December 31, 2024
	(Unaudited)

Non-controlling interest	6,067	4,006

Total equity	771,528	716,726

Total liabilities, mezzanine deficit, and stockholders’ equity	$1,442,350	$1,354,894

(1) The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $691.0 million and $712.3 million as of June 30, 2025 and December 31, 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $230.3 million and $207.9 million as of June 30, 2025 and December 31, 2024, respectively. These VIE balances do not include $152.6 million of investment in affiliates and $35.1 million of amounts due from affiliates as of June 30, 2025, and $224.9 million of investment in affiliates and $48.1 million of amounts due to affiliates as of December 31, 2024, as these are eliminated upon consolidation and not presented within the condensed consolidated balance sheets. See Note 15 — “Variable Interest Entities (VIEs)” for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Capitation, net	$614,108	$442,574	$1,198,071	$808,484
Risk pool settlements and incentives	15,402	18,408	29,893	35,785
Management fee income	2,577	1,604	4,887	5,682
Fee-for-service, net	17,878	19,959	32,769	35,896
Other revenue	4,843	3,720	9,576	4,774

Total revenue	654,808	486,265	1,275,196	890,621

Operating expenses
Cost of services, excluding depreciation and amortization	576,839	412,805	1,125,900	743,204
General and administrative expenses	50,725	35,953	94,623	74,675
Depreciation and amortization	6,904	7,441	13,752	12,537

Total expenses	634,468	456,199	1,234,275	830,416

Income from operations	20,340	30,066	40,921	60,205

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other income (expense)
Income (loss) from equity method investments	381	902	(486)	1,534
Interest expense	(7,382)	(8,587)	(14,690)	(16,172)
Interest income	2,336	3,513	4,647	7,509
Unrealized gain (loss) on investments	14	(123)	(30)	976
Other income (loss)	1,136	6,126	(3,934)	1,849

Total other (expense) income, net	(3,515)	1,831	(14,493)	(4,304)

Income before provision for income taxes	16,825	31,897	26,428	55,901

Provision for income taxes	6,609	10,031	9,991	17,173

Net income	10,216	21,866	16,437	38,728

Net income attributable to non-controlling interest	793	2,695	322	4,722

Net income attributable to Astrana Health, Inc.	$9,423	$19,171	$16,115	$34,006

Earnings per share – basic	$0.19	$0.40	$0.33	$0.72

Earnings per share – diluted	$0.19	$0.40	$0.33	$0.71

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE DEFICIT AND STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Mezzanine Deficit – Non-controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 1, 2025	$(202,558)	47,929,872	$48	$426,389	$286,283	$4,006	$716,726
Net (loss) income	(1,564)	—	—	—	6,692	1,093	7,785
Purchase of non-controlling interest	—	—	—	—	—	(28)	(28)
Shares issued for vesting of restricted stock awards	—	388,173	1	(4,053)	—	—	(4,052)
Repurchase of subsidiary's shares	(1,316)	—	—	—	—	—	—
Share-based compensation	—	—	—	7,867	—	—	7,867
Issuance of shares for Employee Stock Purchase Plan (“ESPP”)	—	10,683	—	301	—	—	301
Dividends	(27,295)	699,896	—	21,935	(95)	—	21,840
Balance at March 31, 2025	$(232,733)	49,028,624	$49	$452,439	$292,880	$5,071	$750,439
Net (loss) income	(849)	—	—	—	9,423	1,642	11,065
Sale of non-controlling interest	—	—	—	—	—	38	38
Shares issued for vesting of restricted stock awards	—	110,007	—	(1,001)	—	—	(1,001)
Share-based compensation	—	—	—	11,765	—	—	11,765
Dividends	—	—	—	—	(94)	(684)	(778)
Balance at June 30, 2025	$(233,582)	49,138,631	$49	$463,203	$302,209	$6,067	$771,528

	Mezzanine Deficit – Non-controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at January 1, 2024	$(205,883)	46,843,743	$47	$371,037	$243,134	$2,433	$616,651
Net income	326	—	—	—	14,835	1,701	16,536
Purchase of non-controlling interest	—	—	—	—	—	(25)	(25)
Sale of non-controlling interest	—	—	—	—	—	150	150
Shares issued for vesting of restricted stock awards	—	5,149	—	(2,407)	—	—	(2,407)
Share-based compensation	—	—	—	5,748	—	—	5,748
Issuance of shares for business acquisition	—	631,712	1	21,951	—	—	21,952
Acquisition of non-controlling interest	—	(22,340)	—	(856)	—	321	(535)
Dividends	—	—	—	—	—	(95)	(95)
Balance at March 31, 2024	$(205,557)	47,458,264	$48	$395,473	$257,969	$4,485	$657,975
Net income	1,245	—	—	—	19,171	1,450	20,621
Shares issued for vesting of restricted stock awards	—	83,285	—	(1,177)	—	—	(1,177)
Share-based compensation	—	—	—	7,390	—	—	7,390
Dividends	—	—	—	—	—	(1,801)	(1,801)
Balance at June 30, 2024	$(204,312)	47,541,549	$48	$401,686	$277,140	$4,134	$683,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$16,437	$38,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,752	12,537
Amortization of debt issuance cost	1,740	917
Share-based compensation	19,519	13,138
Non-cash lease expense	2,559	2,632
Deferred tax	(1,961)	(7,259)
Other	3,910	4,581
Changes in operating assets and liabilities, net of business combinations	51,571	(36,109)
Net cash provided by operating activities	107,527	29,165

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	—	(114,585)
Purchase of investment – equity method	—	(5,968)
Purchase of call option issued in conjunction with equity method investment	—	(3,907)
Issuance of loan receivable	(1,050)	(21,000)
Purchases of property and equipment	(4,490)	(3,205)
Other	2,069	(2,299)
Net cash used in investing activities	(3,471)	(150,964)

Cash flows from financing activities
Dividends paid	(6,233)	(1,896)
Borrowings on long-term debt	412,000	170,320
Repayment of long-term debt	(431,357)	(11,000)
Deferred financing cost	(17,241)	—
Taxes paid from net share settlement of restricted stock	(5,053)	(3,584)
Other	(4,924)	(237)
Net cash (used in) provided by financing activities	(52,808)	153,603

Net increase in cash, cash equivalents, and restricted cash	51,248	31,804

	Six Months Ended June 30,
	2025	2024

Cash, cash equivalents, and restricted cash, beginning of period	289,102	294,152

Cash, cash equivalents, and restricted cash, end of period	$340,350	$325,956

Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,728	$35,742
Cash paid for interest	$13,535	$14,613

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$7,110	$7,661
Common stock issued in business combination	$—	$21,952
Draw on letter of credit through Revolver Loan	$—	$4,732
Dividend paid in the form of common stock	$21,935	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$339,703	$325,310
Restricted cash (1)	647	646
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$340,350	$325,956
(1)
Restricted cash is included in other assets on the condensed consolidated balance sheets.

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

On July 1, 2025, the Company completed the previously announced acquisition of Prospect Health Plan, Inc., substantially all the assets of certain direct and indirect subsidiaries of PHP Holdings, LLC, and Foothill Regional Medical Center, pursuant to the Asset and Equity Purchase Agreement, dated November 8, 2024 (collectively, “Prospect”) (such acquisition, the “Prospect Transaction”). Prospect is a value-based, integrated care delivery network which coordinates the delivery of high-quality care, with a network of over 11,000 providers across Southern California, Texas, Arizona, and Rhode Island. Prospect enables providers to deliver payer-agnostic, patient-centered care across Medicare Advantage, Medicaid, and Commercial lines of business. Prospect also operates a California Restricted Knox-Keene-licensed health plan, a management services organization, a specialty pharmacy, and a fully-accredited acute care hospital. See Note 19 — “Subsequent Events” for additional information.

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

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2024, has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025. In the opinion of management, all material adjustments (consisting of normal recurring adjustments as well as intercompany accounts and transactions, which have been eliminated) considered necessary for a fair presentation have been made to make the condensed consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future periods.

Principles of Consolidation

The condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, and the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024, include Astrana’s wholly owned subsidiaries and consolidated VIEs. All intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read, or have access to, our audited consolidated financial statements for the fiscal year ended December 31, 2024.

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications were made to reclass receivables, net - related parties within receivables, net, restricted cash within other assets, dividend payable and finance lease liabilities within other liabilities, and finance lease, net of current portion within other long-term liabilities on the accompanying consolidated balance sheet as of December 31, 2024. The reclassifications were also made to reclass unrealized gain on investments and income from equity method investments to other within cash flow net cash provided by operating activities, proceeds from repayment of promissory notes, including those with related parties and purchase of marketable securities to other within cash flow used in investing activities, and payment of finance lease obligations, proceeds from sale of non-controlling interest, and purchase of non-controlling interest to other within cash flow provided by financing activities for the six months ended June 30, 2024. The reclassification had no effect on net income, earnings per share, retained earnings, cash flows provided by (used in) operating, investing, or financing activities, or total assets.

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

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents and restricted cash. As of June 30, 2025 and December 31, 2024, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $356.0 million and $332.2 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Receivables, Other Receivables, and Loan Receivables

The Company’s receivables are comprised of accounts receivable, capitation and fee-for-service receivables, risk pool settlements, incentive receivables, management fee income, other receivables, and receivables from related parties. Accounts receivables are recorded and stated at the amount expected to be collected.

The Company’s receivables from related parties are comprised of hospital-shared risk pool settlements, management fee income, and other receivables. Receivables from related parties are recorded and stated in the amount expected to be collected. As of June 30, 2025 and December 31, 2024, receivables from related parties were $58.5 million and $50.3 million, respectively (see Note 12 — “Related-Party Transactions”).

Capitation receivables relate to each health plan’s capitation revenue and are usually received by the Company in the month following the month of service. Capitation receivables also include receivables from the Centers for Medicare and Medicaid Services (“CMS”) related to the Company’s participation in the ACO REACH model. Fee-for-service receivables consist of amounts due from third-party payers, hospitals and patients for patient care services. Risk pool settlements and incentive receivables mainly consist of the Company’s hospital shared-risk pool receivable, which is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed.

Other receivables consist of amounts due from the seller associated with acquisitions and stop-loss insurance premium reimbursements.

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

The Company’s loan receivables consist of promissory notes that accrue interest per annum and are recorded and stated at amortized cost plus accrued interest. Interest income is accrued based on the outstanding principal amounts. On April 24, 2025, the senior secured promissory note with BASS Medical Group was amended and restated to update the terms of the note to include terms of repayment, whereby the principal balance shall be payable in monthly installments of $250,000 until January 11, 2031, the maturity date. As of June 30, 2025 and December 31, 2024, the balance of the Company’s aggregate loans receivable was $52.5 million and $51.4 million, respectively, of which the current portion was $4.1 million and $0.1 million, respectively. The current portion of loans receivable is presented within prepaid expenses and other current assets in the condensed consolidated balance sheets.

The Company assesses outstanding loans receivable under the CECL model by assessing the party’s ability to pay by reviewing their interest payment history quarterly, financial history annually, the value of any collateral, and reassessing any identified insolvency risk. As of June 30, 2025, the promissory notes are expected to be collected by their maturity dates.

Concentrations of Credit Risks

The Company disaggregates revenue from contracts by service type and payer type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue streams and by type of direct contracts, as used by our chief operating decision makers (“CODMs”). The condensed consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial	$46,049	$44,187	$93,278	$92,916
Medicare	403,111	243,125	790,995	488,070
Medicaid	192,621	180,350	365,802	261,611
Other third parties	13,027	18,603	25,121	48,024
Revenue	$654,808	$486,265	$1,275,196	$890,621

The Company had major payers from its Care Partners segment that contributed the following percentages of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Payer A	31.9%	28.9%	32.4%	31.2%
Payer B	17.6%	15.4%	16.5%	14.5%
Payer C (1)	10.3%	12.0%	10.4%	10.6%
(1)
For the three and six months ended June 30, 2024, Payer C also includes subsidiary health plans.

The Company had major payers that contributed to the following percentages of receivables, net, receivables – related parties, and other receivables:

	As of June 30, 2025	As of December 31, 2024
Payer A	50.8%	38.9%
Payer D	15.9%	16.1%
Payer E	12.0%	18.3%

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40),” to provide disaggregated information about certain income statement costs and expenses. ASU 2024-03 is effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its condensed consolidated financial statement disclosures.

On May 12, 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810) — Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” to revise the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a VIE. The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. ASU 2025-03 is effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its condensed consolidated financial statement disclosures.

Other than the new standards discussed above, there have been no other recent accounting pronouncements not yet adopted that are expected to have significance, or potential significance, to the Company’s financial position, results of operations, and cash flows.

3.
Business Combinations and Goodwill

As of June 30, 2025, the Company finalized the purchase price allocation for Advanced Health Management Systems, L.P. (“AHMS”) and is in the process of finalizing Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks (collectively, “CHS”). Therefore, the balances were subject to change as a result of any working capital adjustments, primarily for the finalization of medical liabilities and CHS’ participation in government savings programs for the 2024 performance year. As of June 30, 2025, measurement period adjustments impacted receivables, net, other receivables, accounts payable and accrued expenses, and medical liabilities with a net decrease of $2.3 million to goodwill.

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

CHS

On October 4, 2024, the Company and its affiliated professional entity acquired all of the outstanding membership interests relating to CHS. CHS partners with independent primary care physicians and accountable care organizations to provide care for Medicare members and comprehensive support for its physician partners by providing management services, risk contracting, and population health capabilities, including actionable data and other tools, to deliver care coordination and closure of gaps in care. Total consideration for the acquisition was $47.5 million, consisting of $35.3 million cash funded upon the close date, $6.9 million due to the seller based on estimated working capital adjustments, contingent consideration fair valued at $5.2 million, and $0.1 million of replacement restricted stock awards. The consideration is subject to changes based on working capital adjustments. See Note 18 — “Fair Value Measurements of Financial Instruments” for additional information on contingent consideration.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

CHS
Total purchase consideration:
Cash paid	$35,322
Purchase price due to seller	6,944
Contingent consideration	5,154
Common stock issued and replacement awards	118
$47,538

Assets:
Cash and cash equivalents	$4,556
Receivables	100,334
Other receivables	36,667
Prepaid expenses and other current assets	357
Intangible assets	14,200
Goodwill	9,976
Investments in other entities – equity method	2,846
Total assets acquired	$168,936

Liabilities:
Accounts payable and accrued expenses	$67,027
Medical liabilities	54,449
Non-controlling interest	(78)
Total liabilities assumed	$121,398

Total net assets acquired	$47,538

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

At the time of acquisition, the Company estimates the amount of assets, including identifiable intangible assets, and liabilities based on a valuation and the facts and circumstances available at the time. The Company determines the final value of assets, including identifiable intangible assets, and liabilities as soon as information is available, but not more than one year from the date of acquisition.

The Company had no impairment of its goodwill or indefinite-lived intangible assets during the three and six months ended June 30, 2025 and 2024.

The change in the carrying value of goodwill for the six months ended June 30, 2025 was as follows (in thousands):

Amount
Balance at January 1, 2025	$419,253
Adjustments	(2,336)
Balance at June 30, 2025	$416,917

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

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2024
Total revenue	$693,823	$1,372,463
Net income attributable to Astrana Health, Inc.	$9,875	$29,045

Net income per share – basic	$0.21	$0.61
Net income per share – diluted	$0.21	$0.61

4.
Intangible Assets, Net

At June 30, 2025, intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross June 30, 2025	Accumulated Amortization	Net June 30, 2025
Indefinite lived assets:
Trademarks and licenses	N/A	$4,050	$—	$4,050
Amortized intangible assets:
Network relationships	10-21	171,917	(118,875)	53,042
Member relationships	7-14	73,077	(29,373)	43,704
Other(1)	5-20	26,010	(21,069)	4,941
		$275,054	$(169,317)	$105,737
(1)
Other consists of management contracts, a patient management platform, trade name/trademarks, and developed technology.

At December 31, 2024, intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2024	Accumulated Amortization	Net December 31, 2024
Indefinite lived assets:
Trademarks and licenses	N/A	$4,050	$—	$4,050
Amortized intangible assets:
Network relationships	10-21	171,917	(114,046)	57,871
Member relationships	7-14	73,077	(22,406)	50,671
Other(1)	5-20	26,010	(20,423)	5,587
		$275,054	$(156,875)	$118,179
(1)
Other consists of management contracts, a patient management platform, trade name/trademarks, and developed technology.

For the three months ended June 30, 2025 and 2024, the Company recognized amortization expense of $6.2 million and $6.9 million, respectively, in depreciation and amortization in the accompanying condensed consolidated statements of income. For the six months ended June 30, 2025 and 2024, the Company recognized amortization expense of $12.4 million and $11.3 million, respectively, in depreciation and amortization in the accompanying condensed consolidated statements of income. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the six months ended June 30, 2025 and 2024.

Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount
2025 (excluding the six months ended June 30, 2025)	$12,215
2026	20,295
2027	16,808
2028	14,077
2029	11,397
Thereafter	26,895

Total	$101,687

5.
Investments in Other Entities

Equity Method

The Company has invested in several entities in the healthcare industry similar to the Care Partners, Care Delivery and Care Enablement segments. The Company holds a range of 25% – 51% equity interest in these investments. These investments are accounted for under the equity method as the Company has the ability to exercise significant influence, but not control over operations. For the three and six months ended June 30, 2025, the Company recorded income from equity method investments of $0.4 million and a loss of $0.5 million, respectively, within the accompanying condensed consolidated statements of income. For the three and six months ended June 30, 2024, the Company recorded income from equity method investments of $0.9 million and $1.5 million, respectively, within the accompanying condensed consolidated statements of income. The following table summarizes the Company’s equity method investments as of June 30, 2025 and December 31, 2024:

	% of Ownership	June 30, 2025	December 31, 2024
LaSalle Medical Associates – IPA line of business	25%	$12,849	$13,128
CAIPA MSO, LLC	30%	15,110	14,612
I Health, Inc.	25%	6,175	6,077
Other(1)	25% - 51%	4,320	5,502
		$38,454	$39,319
(1)
Other consists of smaller equity method investments including those from the CHS acquisition.

The Company records its investments in certain non-consolidated VIEs within investments in other entities – equity method in the accompanying condensed consolidated balance sheets. These entities were determined to be VIEs but are not consolidated. Despite providing financial support to these entities, the Company lacks a controlling financial interest and is not the primary beneficiary. Thus, these VIEs are accounted for under the equity method of accounting. The Company recognizes its share of the investee’s earnings or losses under the hypothetical-liquidation-at-book-value method. As of June 30, 2025, the Company’s maximum exposure to loss was $2.0 million, which represents the carrying value of the Company’s investments in the non-consolidated VIEs.

Equity method investments are subject to impairment evaluation. No impairment loss was recorded related to equity method investments for the three and six months ended June 30, 2025 and 2024.

Investments in Privately Held Entities

The Company accounts for certain equity investments using the cost basis, adjusted for observable price changes and impairments, when there is no readily determinable fair value. Observable price changes and impairments are recognized in net income. As of June 30, 2025, and December 31, 2024, our investments in privately held entities were $8.9 million, respectively, for which a fair value is not readily determinable and we do not have significant influence. During the six months ended June 30, 2025 and 2024, there were no observable price changes to these investments.

6.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and other accruals	$14,329	$16,774
Capitation payable	18,048	10,639
Professional fees	10,297	5,809
Due to related parties	7,172	7,924
Accrued compensation	20,249	22,409
Other provider payable	49,566	42,587
Total accounts payable and accrued expenses	$119,661	$106,142

7.
Medical Liabilities

The Company’s medical liabilities consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Medical liabilities, beginning of period	$209,039	$106,657
Acquired	(6,134)	34,074
Components of medical care costs related to claims incurred:
Current period	780,050	517,257
Prior periods	(1,874)	(1,182)
Total medical care costs	778,176	516,075
Payments for medical care costs related to claims incurred:
Current period	(518,450)	(379,665)
Prior periods	(169,318)	(111,430)
Claims paid for acquired balance	(5,622)	(14,229)
Total paid	(693,390)	(505,324)

Medical liabilities, end of period	$287,691	$151,482

8.
Credit Facility and Bank Loans

The Company’s debt balance consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Term Loan	$246,875	$281,500
Revolver Loan	162,000	146,732
Promissory Note Payable	9,875	9,875
Total debt	418,750	438,107

Less: Current portion of debt	(12,500)	(9,375)
Less: Unamortized financing costs	(5,193)	(3,433)

Long-term debt	$401,057	$425,299

The estimated fair value of the Company's long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of June 30, 2025, and December 31, 2024, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

The following are the future commitments, as of June 30, 2025, of the Company’s debt for the years ending December 31 (in thousands):

Amount
2025 (excluding the six months ended June 30, 2025)	$6,250
2026	12,500
2027	27,063
2028	18,750
2029	23,437
Thereafter	330,750

Total	$418,750

Credit Facility

Second Amended and Restated Credit Agreement

On February 26, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement” and the credit facility thereunder, the “Second Amended and Restated Credit Facility”) with Truist Bank, in its capacities as administrative agent for the lenders, issuing bank, swingline lender and a lender, and the banks and other financial institutions from time to time party thereto, to, among other things, amend and restate that certain amended credit agreement, dated June 16, 2021, by and among the Company, Truist Bank, and certain lenders thereto, in its entirety. The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility (“Revolver Loan”) to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility (“Term Loan”) to the Company of $250.0 million and (c) a five-year delayed draw term loan credit facility (“DDTL A”) to the Company of $745.0 million. The term loan A and revolving credit facilities were used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, pay transaction costs and expenses arising in connection with the Second Amended and Restated Credit Agreement, and provide for working capital needs and other general corporate purposes, and, in addition to the foregoing, the revolving credit facility was used to finance certain future permitted acquisitions and permitted investments and capital expenditures. On July 1, 2025, the Company completed the previously announced Prospect Transaction. $707.3 million from the delayed draw term loan facility was used to finance the acquisition (see Note 19 — “Subsequent Events”).

Amounts borrowed under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for term Secured Overnight Financing Rate (“SOFR”) published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of June 30, 2025, the Company had outstanding borrowings under the Revolver Loan and Term Loan of $162.0 million and $246.9 million, respectively, and the interest rate on both loans was 6.08%.

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

The Second Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with, and to use commercially reasonable efforts to the extent permitted by law to cause certain material associated practices of the Company to comply with, restrictions on liens, indebtedness, and investments (including restrictions on acquisitions by the Company), subject to specified exceptions. The Second Amended and Restated Credit Agreement also contains certain negative covenants binding the Company and its subsidiaries, including restrictions on fundamental changes, dividends and distributions, dispositions, sales and leasebacks, transactions with affiliates, restrictive agreements, use of proceeds, amendments of organizational documents, accounting changes and prepayments, and modifications of subordinated debt.

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

Deferred Financing Costs

The Company paid debt financing costs of $22.2 million related to the issuance of the Second Amended and Restated Credit Agreement. Of the $22.2 million debt financing, the Company expensed $5.0 million within other expense on the accompanying condensed consolidated statements of income, and the remaining $17.2 million is deferred and amortized over the life of the amended credit facility. As of June 30, 2025, unamortized deferred financing costs for the Revolver Loan, DDTL A, and Term Loan were $5.8 million, $8.4 million, and $5.2 million, respectively. As of December 31, 2024, unamortized deferred financing costs for the Revolver Loan and Term Loan were $0.9 million and $3.4 million, respectively. Deferred financing costs associated with the Term Loan are presented as a direct reduction against the amounts borrowed on the Term Loan and amortized over the life of the loan using the effective interest rate method. Deferred financing costs associated with the Revolver Loan and the DDTL A are recognized in other assets in the accompanying condensed consolidated balance sheets and amortized over the life of the loans using the straight-line method. The deferred financing costs associated with the DDTL A will be presented as a direct reduction against the amounts borrowed and amortized using the effective interest rate method when the draw is made. Interest expense in the condensed consolidated statements of income includes amortization of deferred debt issuance costs.

Promissory Note Payable

I Health, Inc. Promissory Note Payable – Related Party

The Company has a promissory note payable to I Health, Inc. (“I Health”) (the “I Health Promissory Note”), with a principal of $9.9 million as of both June 30, 2025 and December 31, 2024, respectively. The promissory note matures on March 31, 2027. Additionally, the Company holds a 25% equity interest in I Health and has a call option to purchase the remaining equity interest (the “I Health Call Option”) (see Note 18 — “Fair Value Measurements of Financial Instruments”). I Health may accelerate the maturity date if the Company does not exercise the I Health Call Option. The promissory note has an interest rate of 4.3% per annum on the principal amount. Accrued interest is payable on each anniversary of the promissory note payable. I Health is accounted for under the equity method based on the 25% equity ownership interest held by the Company (see Note 5 — “Investments in Other Entities — Equity Method”).

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the six months ended June 30, 2025 and 2024, was 6.43% and 7.17%, respectively.

9.
Mezzanine Deficit and Stockholders’ Equity

Mezzanine Deficit

APC

As the redemption feature of APC’s shares of common stock is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of June 30, 2025 and December 31, 2024.

Stockholders’ Equity

As of June 30, 2025, 41,048 holdback shares have not been issued to certain former AHM shareholders who were AHM shareholders at the time of closing of the 2017 merger of Astrana with AHM, as they have yet to submit properly completed letters of transmittal to Astrana in order to receive their pro rata portion of Astrana common stock as contemplated under the 2017 merger agreement. Pending such receipt, such former AHM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 merger. The condensed consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory, and the Company is legally obligated to issue these shares in connection with the 2017 merger.

Treasury Stock

As of June 30, 2025 and December 31, 2024, APC owned 6,132,802 and 7,132,698 shares of Astrana’s common stock, respectively. While such shares of Astrana’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the condensed consolidated financial statements. APC’s ownership in Astrana was 11.10% and 12.96% as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, the Company repurchased 300,000 shares of the Company’s common stock from APC, pursuant to a stock repurchase agreement dated January 17, 2025, for an aggregate purchase price of approximately $10.6 million. There was no similar type of repurchase during the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the Company had repurchased 3,771,151 and 3,471,151 shares, respectively, of its common stock. These are included as treasury stock.

As of June 30, 2025 and December 31, 2024, the total treasury stock, including the Company’s stock held by APC, was 9,903,953 and 10,603,849, respectively.

Dividends

During the six months ended June 30, 2025, the APC board approved the distribution of 699,896 of the Company’s shares and a cash distribution of $5.4 million to its shareholders. During the six months ended June 30, 2024, no dividends were declared to the APC shareholders.

10.
Stock-Based Compensation

The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three and six months ended June 30, 2025 and 2024, and associated with the issuance of restricted stock awards and units, shares under the employee stock purchase plan (“ESPP”), and vesting of stock options that are included in cost of service and general and administrative expenses in the accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options and ESPP	$68	$427	$137	$776
Restricted stock awards and units	11,641	6,963	19,382	12,362
Total stock-based compensation expense	$11,709	$7,390	$19,519	$13,138

Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2025, was $52.8 million.

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

Standby Letters of Credit and Surety Bonds

The Company established irrevocable standby letters of credit with Truist Bank under the Second Amended and Restated Credit Agreement for a total of $25.0 million for the benefit of CMS and certain health plans as of June 30, 2025. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present or any future expiration date.

Certain IPAs consolidated by the Company established irrevocable standby letters of credit with Preferred Bank for a total of $2.1 million for the benefit of certain health plans as of June 30, 2025. The loan under which the standby letters of credit can be issued had an original loan availability of $4.1 million. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

The Company currently has several surety bonds as required by CMS. The bonds total approximately $46.4 million in the aggregate, as of June 30, 2025. The bonds expire on various dates through December 31, 2030.

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

Liability Insurance

The Company believes that its insurance coverage is appropriate based upon the Company’s claims experience and the nature and risks of the Company’s business. In addition to the known incidents that have resulted in the assertion of claims, the Company cannot be certain that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against the Company, the Company’s affiliated professional organizations, or the Company’s affiliated hospitalists in the future, where the outcomes of such claims are unfavorable. The Company believes that the ultimate resolution of all pending claims — including liabilities in excess of the Company’s insurance coverage — will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on the Company’s business. Contracted physicians are required to obtain their own insurance coverage.

Although the Company currently maintains liability insurance policies on a claims-made basis which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs and on favorable terms.

12.
Related-Party Transactions

Equity Method Investments

During the three months ended June 30, 2025 and 2024, the Company paid approximately $2.2 million and $1.4 million, respectively, to our equity method investments, for management fee services, provider services, and interest expense. During the six months ended June 30, 2025 and 2024, the Company paid approximately $3.8 million and $2.5 million, respectively, to our equity method investments, for management fee services, provider services, and interest expense. During the six months ended June 30, 2025, the Company received $0.9 million from our equity method investments in management fees.

Astrana Board Members and Officers

During the three months ended June 30, 2025 and 2024, the Company incurred rent expenses of approximately $1.3 million and $0.8 million, respectively, from certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. During the six months ended June 30, 2025 and 2024, the Company recognized approximately $2.5 million and $1.7 million, respectively, in rent expense from the same properties. As of June 30, 2025, and December 31, 2024, the Company’s operating right-of-use asset balance included $6.9 million and $2.7 million, respectively, and the Company’s operating lease liabilities included $7.2 million and $2.7 million, respectively, for certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. The chief executive officer of Allied Pacific Holdings Investment Management, LLC is a member of the Company’s board of directors.

The Company has a Simple Agreement for Future Equity ("SAFE") with Third Way Health. As of June 30, 2025, and December 31, 2024, the investment was $6.0 million, respectively, and presented within investments in privately held entities on the condensed consolidated balance sheets. During the three months ended June 30, 2025 and 2024, the Company incurred approximately $3.0 million and $1.2 million, respectively, in expenses payable to Third Way Health for call center and credentialing services. During the six months ended June 30, 2025 and 2024, the Company incurred approximately $5.2 million and $1.7 million, respectively, in expenses for call center services. One of Astrana’s officers is a board member of Third Way Health.

The Company has an agreement with AHMC Healthcare Inc. (“AHMC”) for services provided to the Company. Revenue with AHMC consists of capitation, risk pool, and miscellaneous fees, and expenses consist of claims expense. One of the Company’s directors is an officer of AHMC and two of the Company’s directors serve on AHMC’s board of directors.

The following tables set forth revenue recognized and fees incurred related to AHMC for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$4,574	$12,857	$11,345	$22,777
Expenses	46,320	7,408	78,000	14,965
Net	$(41,746)	$5,449	$(66,655)	$7,812

The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the three months ended June 30, 2025 and 2024, the Company had recognized risk pool revenues of $2.8 million and $11.0 million, respectively. During the six months ended June 30, 2025 and 2024, the Company had recognized risk pool revenues of $7.8 million and $19.1 million, respectively. As of June 30, 2025 and December 31, 2024, $55.1 million and $47.7 million remained in outstanding risk pool receivables, respectively.

APC Board Members

During the three months ended June 30, 2025 and 2024, the Company paid an aggregate of approximately $4.7 million and $4.9 million, respectively, to board members for provider services, which included approximately $0.6 million and $0.6 million, respectively, to Astrana board members and officers who are also board members and officers of APC. During the six months ended June 30, 2025 and 2024, the Company paid an aggregate of approximately $9.2 million and $9.6 million, respectively, to board members for provider services, which included approximately $1.2 million and $1.4 million, respectively, to Astrana board members and officers who are also board members and officers of APC.

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

For equity method investments and promissory note payable with related parties, see Note 5 — “Investments in Other Entities — Equity Method” and Note 8 — “Credit Facility and Bank Loans,” respectively.

13.
Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740 “Income Taxes”. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

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

The Company’s effective income tax rate for the six months ended June 30, 2025 and 2024, was 37.8% and 30.7%, respectively. The tax rate for the six months ended June 30, 2025, differed from the U.S. federal statutory rate primarily due to non-deductible expenses, state income taxes, and income from flow-through entities.

If recognized, $1 million of the unrecognized tax benefits as of June 30, 2025, would reduce the annual effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. For the period ended June 30, 2025, the Company had recognized $48,000 of interest and penalties related to unrecognized tax benefits on its condensed consolidated balance sheets.

The Company is subject to U.S. federal income tax as well as state income tax in certain U.S. states. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2020 through December 31, 2024, and for the years ended December 31, 2021 through December 31, 2024, respectively.

14.
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

As of June 30, 2025 and December 31, 2024, the total treasury stock, including the Company’s stock held by APC, was 9,903,953 and 10,603,849, respectively. These are treated as treasury shares for accounting purposes, and are not included in the number of shares of common stock outstanding used to calculate earnings per share.

The following potentially dilutive outstanding securities were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive or the conditions to issue such shares were not achieved as of June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	113,490	168,207	119,599	168,207
Restricted stock awards and units	812,780	54,280	611,258	156,277
Contingently issuable shares	1,085,413	943,385	1,103,156	943,385
Total potentially dilutive securities	2,011,683	1,165,872	1,834,013	1,267,869

Below is a summary of the earnings per share computations:

Three months ended June 30,	2025	2024
Earnings per share – basic	$0.19	$0.40
Earnings per share – diluted	$0.19	$0.40
Weighted average shares of common stock outstanding – basic	49,187,885	47,615,096
Weighted average shares of common stock outstanding – diluted	49,470,677	47,978,491

Six months ended June 30,	2025	2024
Earnings per share – basic	$0.33	$0.72
Earnings per share – diluted	$0.33	$0.71
Weighted average shares of common stock outstanding – basic	48,831,265	47,437,722
Weighted average shares of common stock outstanding – diluted	49,162,653	47,795,082

Below is a summary of the shares included in the diluted earnings per share computations:

Three months ended June 30,	2025	2024
Weighted average shares of common stock outstanding – basic	49,187,885	47,615,096
Stock options	93,193	191,196
Restricted stock awards and units and ESPP shares	42,245	141,489
Contingently issuable shares	147,354	30,710
Weighted average shares of common stock outstanding – diluted	49,470,677	47,978,491

Six months ended June 30,	2025	2024
Weighted average shares of common stock outstanding – basic	48,831,265	47,437,722
Stock options	103,026	190,073
Restricted stock awards and units and ESPP shares	86,150	136,407
Contingently issuable shares	142,212	30,880
Weighted average shares of common stock outstanding – diluted	49,162,653	47,795,082

15.
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

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$157,097	$158,922
Investments in marketable securities	2,306	2,259
Receivables, net (including amounts with related parties)	135,481	132,228
Other receivables	1,717	15,303
Prepaid expenses and other current assets	7,041	10,161
Amount due from affiliates(1)	35,141	—
Total current assets	338,783	318,873

	June 30, 2025	December 31, 2024
Non-current assets
Property and equipment, net	5,848	5,875
Intangible assets, net	78,952	87,840
Goodwill	241,831	243,283
Income taxes receivable, non-current	15,943	15,943
Investments in other entities – equity method	15,114	15,442
Investment in a privately held entity	405	405
Investment in affiliates(1)	152,584	224,894
Operating lease right-of-use assets	26,197	21,585
Other assets	3,052	3,059
Total non-current assets	539,926	618,326

Total assets	$878,709	$937,199

Current liabilities
Accounts payable and accrued expenses	$34,374	$43,800
Fiduciary accounts payable	4,734	8,223
Medical liabilities	116,878	105,486
Income tax payable	19,411	11,041
Operating lease liabilities	4,382	3,487
Other liabilities	12,290	2,509
Amount due to affiliates(1)	—	48,142

Total current liabilities	192,069	222,688

Non-current liabilities
Deferred tax liability	9,642	11,237
Operating lease liabilities, net of current portion	25,004	21,012
Other long-term liabilities	3,538	1,139

Total non-current liabilities	38,184	33,388

Total liabilities	$230,253	$256,076
(1)
Investment in affiliates includes APC’s investment in Astrana. While such shares of Astrana’s common stock are legally issued to APC and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the condensed consolidated financial statements. Amounts due to, or from, affiliates are receivables or payables with Astrana’s subsidiaries. As a result, these balances are eliminated upon consolidation and are not reflected on Astrana’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

16.
Leases

The Company has operating leases for corporate and medical offices. These leases have remaining lease terms ranging from three months to 21 years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. These leases consist of payments that are fixed or variable. Variable lease payments are based on an index or a rate such as the Consumer Price Index.

Operating lease costs for the three months ended June 30, 2025 and 2024 were $3.6 million and $3.1 million, respectively. Operating cash flows from operating leases for the three months ended June 30, 2025 and 2024 were $3.2 million and $2.7 million, respectively. Operating lease costs for the six months ended June 30, 2025 and 2024 were $7.2 million and $6.2 million, respectively. Operating cash flows from operating leases for the six months ended June 30, 2025 and 2024 were $6.4 million and $5.6 million.

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.

Other information related to operating leases was as follows:

	Six Months Ended June 30,
	2025	2024

Weighted Average Remaining Lease Term	6.99 years	6.52 years

Weighted Average Discount Rate	6.87%	6.56%

The following are future minimum lease payments under non-cancellable operating leases for the years ending December 31 (in thousands) below:

Operating Leases
2025 (excluding the six months ended June 30, 2025)	$3,675
2026	7,182
2027	6,634
2028	6,206
2029	5,118
Thereafter	14,955

Total future minimum lease payments	43,770
Less: imputed interest	9,737
Total lease liabilities	34,033
Less: current portion	5,319
Long-term lease liabilities	$28,714

17.
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

The Company's CODMs are its Chief Executive Officer and Chief Financial and Operating Officer. The CODMs evaluate the performance of the Company’s operating segments based on segment revenue growth and operating income. The CODMs use revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. The Company’s operations are based in the United States. All revenues of the Company are derived from the United States. The CODMs do not evaluate the Company’s segments using asset information. The significant segment expenses that comprise operating income as a measure used by the CODMs in evaluating operating segment performance do not differ from the operating expenses as presented on the condensed consolidated statements of income.

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

The following table presents information about the Company’s segments (in thousands):

	Three Months Ended June 30, 2025
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$631,442	$20,014	$3,352	$—		$—	$654,808
Intersegment	—	18,380	37,549	(55,929)		—	—
Total revenues	631,442	38,394	40,901	(55,929)		—	654,808

Cost of services	536,266	27,873	31,130	(18,430)		—	576,839
General and administrative(1)	45,491	8,374	7,930	(37,511)		33,345	57,629
Total expenses	581,757	36,247	39,060	(55,941)		33,345	634,468

Income (loss) from operations	$49,685	$2,147	$1,841	$12	(2)	$(33,345)	$20,340

	Three Months Ended June 30, 2024
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$463,277	$21,218	$1,770	$—		$—	$486,265
Intersegment	—	13,639	34,402	(48,041)		—	—
Total revenues	463,277	34,857	36,172	(48,041)		—	486,265

Cost of services	379,413	26,252	19,939	(12,799)		—	412,805
General and administrative(1)	43,541	6,780	9,315	(35,247)		19,005	43,394
Total expenses	422,954	33,032	29,254	(48,046)		19,005	456,199

Income (loss) from operations	$40,323	$1,825	$6,918	$5	(2)	$(19,005)	$30,066

	Six Months Ended June 30, 2025
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$1,232,393	$36,704	$6,099	$—		$—	$1,275,196
Intersegment	—	35,078	74,362	(109,440)		—	—
Total revenues	1,232,393	71,782	80,461	(109,440)		—	1,275,196

Cost of services	1,048,934	55,012	56,948	(34,994)		—	1,125,900
General and administrative(1)	89,559	17,731	18,139	(74,461)		57,407	108,375
Total expenses	1,138,493	72,743	75,087	(109,455)		57,407	1,234,275

Income (loss) from operations	$93,900	$(961)	$5,374	$15	(2)	$(57,407)	$40,921

	Six Months Ended June 30, 2024
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$845,595	$39,096	$5,930	$—		$—	$890,621
Intersegment	—	26,480	63,516	(89,996)		—	—
Total revenues	845,595	65,576	69,446	(89,996)		—	890,621

Cost of services	679,602	51,046	37,312	(24,756)		—	743,204
General and administrative(1)	82,474	12,943	21,712	(65,322)		35,405	87,212
Total expenses	762,076	63,989	59,024	(90,078)		35,405	830,416

Income (loss) from operations	$83,519	$1,587	$10,422	$82	(2)	$(35,405)	$60,205
(1)
Balance includes general and administrative expenses, and depreciation and amortization.
(2)
Income (loss) from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income that is not presented in the table.

18. Fair Value Measurements of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2025, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts(1)	$7,484	$—	$—	$7,484
Marketable securities	2,417	—	—	2,417
I Health call option	—	—	3,867	3,867
Total assets	$9,901	$—	$3,867	$13,768

Liabilities
Sun Labs remaining equity interest purchase	$—	$—	$7,352	$7,352
CFC contingent consideration	—	—	11,824	11,824
CHS contingent consideration	—	—	6,339	6,339
Other(2)	1,665	3	1,966	3,634
Total liabilities	$1,665	$3	$27,481	$29,149
(1)
Included in cash and cash equivalents.
(2)
Other consists of the interest rate collar and other contingent consideration liabilities.

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2024, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts(1)	$3,673	$—	$—	$3,673
Marketable securities	2,378	—	—	2,378
I Health call option	—	—	3,778	3,778
Interest rate collar	—	19	—	19
Total assets	$6,051	$19	$3,778	$9,848

Liabilities
Sun Labs remaining equity interest purchase	$—	$—	$7,352	$7,352
ADSC contingent consideration	—	—	4,285	4,285
CFC contingent consideration	—	—	9,949	9,949
CHS contingent consideration	—	—	5,643	5,643
Other(2)	2,110	—	1,366	3,476
Total liabilities	$2,110	$—	$28,595	$30,705
(1)
Included in cash and cash equivalents.

(2)
Other consists of other contingent consideration liabilities.

The change in the fair value of Level 3 liabilities is recognized in other income or general and administrative expenses in the accompanying condensed consolidated statements of income. As of June 30, 2025, the reconciliation of our Level 3 liabilities was as follows (in thousands):

Amount
Balance at January 1, 2025	$28,595
Change in fair value of existing Level 3 liabilities	3,386
Settlement	(4,500)
Balance at June 30, 2025	$27,481

Derivative Financial Instruments

Interest Rate Collar Agreements

From time to time, the Company enters into agreements designed to limit the interest rate risk associated with the Company’s Revolver Loan, including the collar agreement. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. See Note 8 — “Credit Facility and Bank Loans” for further information on the Company’s debt. Under the terms of the agreement, the ceiling is 5.0% and the floor is 2.34%. The collar agreement is not designated as a hedging instrument.

I Health Call Option

On March 31, 2024, the Company acquired a 25% equity interest in I Health, including a call option that was amended on May 28, 2025, to allow the Company to purchase an additional 37.5% equity interest on each of the first and second anniversaries from March 31, 2025. The Company determined the fair value of the call option using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of the purchase price based on EBITDA and assigned probabilities to each such scenario in determining fair value. As of June 30, 2025 and December 31, 2024, the value of the call option was valued at $3.9 million and $3.8 million, respectively. The I Health call option is presented within other assets in the accompanying condensed consolidated balance sheet. The 25% equity interest in I Health is accounted for under the equity method (see Note 5 — “Investments in Other Entities — Equity Method”). In July 2025, the Company exercised the first option to purchase an additional 37.5% equity interest in I Health, thereby owning 62.5% of I Health.

Remaining equity interest purchase

In 2021, the Company entered into a financing obligation to purchase the remaining equity interest in Sun Clinical Laboratories (“Sun Labs”) within three years from the date the Company consolidated Sun Labs. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $7.4 million as of June 30, 2025 and December 31, 2024, respectively. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other liabilities in the accompanying condensed consolidated balance sheets.

Contingent consideration

Advanced Diagnostic and Surgical Center (“ADSC”)

Upon acquiring 95% of the equity interest of ADSC in 2024, the total consideration of the acquisition included contingent consideration payable if ADSC achieved revenue and EBITDA metrics for fiscal years 2023 and 2024 (“ADSC contingent consideration”). As of December 31, 2024, the ADSC contingent consideration was valued at $4.3 million and included in other liabilities in the accompanying condensed consolidated balance sheets. In April 2025, the Company paid $4.5 million in cash to the sellers of ADSC for the contingent consideration that was achieved. As a result, the contingent liabilities were no longer outstanding as of June 30, 2025. Changes in the ADSC contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

Community Family Care Medical Group IPA, Inc. (“CFC”)

Upon acquiring certain assets of CFC in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash contingent upon CFC maintaining or exceeding the target member month amount for the first, second, and third measurement period (“CFC contingent consideration”). The first measurement period means the period commencing on the first day of the month immediately following the close of AHMS and ending on the one-year anniversary thereof. The second measurement period is for one year after the first measurement period, and the third measurement period is for one year after the second measurement period. The contingent liability will be paid after achieving the metric in each measurement period. The Company will pay $5.0 million for each metric achieved for each measurement period, or a total of $15.0 million. In the event that the CFC first and/or second contingent consideration metrics are not achieved during the first and/or the second measurement period, if the metric is met within the second and/or third measurement period, there is a catch-up payment that shall be paid concurrently with the payments of the CFC second contingent consideration and/or CFC third contingent consideration. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of membership and assigned probabilities to each such scenario in determining fair value. As of June 30, 2025 and December 31, 2024, the first metric was valued at $5.0 million and $4.2 million, respectively and was included in other liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the second metric was valued at $4.3 million and $3.5 million, respectively, and was included in other liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the third metric was valued at $2.5 million and $2.3 million, and was included in other long-term liabilities in the accompanying condensed consolidated balance sheets. In July 2025, the Company paid $5.0 million in cash for the first metric of the contingent consideration that was achieved. Changes in the CFC contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

CHS

Upon acquiring 100% of the equity interest of CHS in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash, contingent upon CHS achieving a gross profit per total member months metric for fiscal year 2025 (“CHS 2025 Gross Profit PMPM Metric”) and member enrollment metrics (“CHS Member Enrollment Metrics”) measured over four measurement periods and an additional fifth measurement period contingent upon acquisition of an entity (the “earnout period”) (collectively, “CHS contingent consideration”). For the CHS Member Enrollment Metrics, the first measurement period means the period commencing on the first day immediately following the closure of CHS and ending on the one-year anniversary thereof. The second, third, fourth, and fifth measurement periods are for one year after each of the previous respective measurement periods. If the metrics are achieved, the contingent liability will be paid after the end of the earnout period. The Company will pay up to $4.8 million for the CHS 2025 Gross Profit PMPM Metric, and up to $4.3 million for each metric achieved for each measurement period, or up to a total of $21.5 million, for the CHS Member Enrollment Metrics. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and membership and assigned probabilities to each such scenario in determining fair value. As of June 30, 2025 and December 31, 2024, the CHS contingent consideration was valued at $6.3 million and $5.6 million, respectively. The CHS 2025 Gross Profit PMPM Metric was included in other liabilities and the CHS Member Enrollment Metrics were included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CHS contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

19. Subsequent Events

The Prospect Transaction

On July 1, 2025, the Company completed the previously announced Prospect Transaction. In connection with the closing of the Prospect Transaction, the Company entered into a letter agreement that, among other things, reduced the aggregate purchase price from $745.0 million to $707.9 million and removed certain working capital adjustments and related escrow.

The aggregate purchase price paid at the closing of the Prospect Transaction consisted of $707.9 million in cash and the assumption of certain identified liabilities of the sellers. The acquisition was financed using $707.3 million of proceeds from DDTL A (see Note 8 — “Credit Facility and Bank Loans” for more information on the Second Amended and Restated Credit Facility).

Additional disclosures required by ASC 805, Business Combinations, with respect to the acquisition have been omitted because the information needed for the disclosures is not currently available due to the close proximity of closing of this transaction with the date these financial statements are being issued.

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

Through our risk-bearing organizations with more than 13,000 contracted physicians, we are responsible for coordinating care in value-based care arrangements for over 1.0 million patients as of June 30, 2025. These covered patients are comprised of managed care members whose health coverage is provided either through their employers, acquired directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care.

Regulatory Trends

The One Big Beautiful Bill Act (the “OBBBA”), signed July 4, 2025, introduces Medicaid work-requirement pilots and tighter provider-tax rules beginning in 2026. While we are still evaluating the full downstream effects, we believe Astrana is well-positioned to navigate these changes and view these headwinds as manageable. Our diversified footprint, strong track record of Medicaid performance, and investment in care-enablement infrastructure provide meaningful insulation. We remain focused on maintaining continuity of care and supporting our state partners through this policy transition.

Recent Developments

Closing of the Acquisition of Certain Assets and Businesses of Prospect Medical Holdings, Inc. (“Prospect”) (such acquisition, the “Prospect Transaction”)

On July 1, 2025, we completed the previously announced Prospect Transaction. Concurrently with the closing, we entered into a letter agreement that, among other things, reduced the aggregate purchase price from $745.0 million to $707.9 million and removed certain working capital adjustments and related escrow.

The acquisition was financed using $707.3 million of proceeds from a five-year delayed draw term loan credit facility of up to $745.0 million pursuant to the Second Amended and Restated Credit Agreement dated as of February 26, 2025.

Prospect is a value-based, integrated care delivery network which coordinates the delivery of high-quality care, with a network of over 11,000 providers across Southern California, Texas, Arizona, and Rhode Island. Prospect enables providers to deliver payer-agnostic, patient-centered care across different lines of business. Prospect also operates a California Restricted

Knox-Keene-licensed health plan, a management services organization, a specialty pharmacy, and a fully-accredited acute care hospital. Following the acquisition, Astrana supports more than 20,000 providers and over 1.6 million patients.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are supplemental performance measures of our operations for financial and operational decision-making, and are used as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, and stock-based compensation. We define Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

Results of Operations

Astrana Health, Inc.

Condensed Consolidated Statements of Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue
Capitation, net	$614,108	$442,574	$171,534	39%
Risk pool settlements and incentives	15,402	18,408	(3,006)	(16)%
Management fee income	2,577	1,604	973	61%
Fee-for-services, net	17,878	19,959	(2,081)	(10)%
Other revenue	4,843	3,720	1,123	30%

Total revenue	654,808	486,265	168,543	35%

Operating expenses
Cost of services, excluding depreciation and amortization	576,839	412,805	164,034	40%
General and administrative expenses	50,725	35,953	14,772	41%
Depreciation and amortization	6,904	7,441	(537)	(7)%

Total expenses	634,468	456,199	178,269	39%

Income from operations	20,340	30,066	(9,726)	(32)%

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Other income (expense)
Income (loss) from equity method investments	381	902	(521)	(58)%
Interest expense	(7,382)	(8,587)	1,205	(14)%
Interest income	2,336	3,513	(1,177)	(34)%
Unrealized gain (loss) on investments	14	(123)	137	(111)%
Other income (loss)	1,136	6,126	(4,990)	(81)%
Total other (expense) income, net	(3,515)	1,831	(5,346)	(292)%

Income before provision for income taxes	16,825	31,897	(15,072)	(47)%

Provision for income taxes	6,609	10,031	(3,422)	(34)%

Net income	10,216	21,866	(11,650)	(53)%

Net income attributable to non-controlling interest	793	2,695	(1,902)	(71)%

Net income attributable to Astrana Health, Inc.	$9,423	$19,171	$(9,748)	(51)%

Adjusted EBITDA	$48,101	$47,917	$184	0.4%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue
Capitation, net	$1,198,071	$808,484	$389,587	48%
Risk pool settlements and incentives	29,893	35,785	(5,892)	(16)%
Management fee income	4,887	5,682	(795)	(14)%
Fee-for-services, net	32,769	35,896	(3,127)	(9)%
Other revenue	9,576	4,774	4,802	101%

Total revenue	1,275,196	890,621	384,575	43%

Operating expenses
Cost of services, excluding depreciation and amortization	1,125,900	743,204	382,696	51%
General and administrative expenses	94,623	74,675	19,948	27%
Depreciation and amortization	13,752	12,537	1,215	10%

Total expenses	1,234,275	830,416	403,859	49%

Income from operations	40,921	60,205	(19,284)	(32)%

Other income (expense)
Income (loss) from equity method investments	(486)	1,534	(2,020)	(132)%
Interest expense	(14,690)	(16,172)	1,482	(9)%
Interest income	4,647	7,509	(2,862)	(38)%
Unrealized gain (loss) on investments	(30)	976	(1,006)	(103)%
Other income (loss)	(3,934)	1,849	(5,783)	(313)%
Total other expense, net	(14,493)	(4,304)	(10,189)	237%

Income before provision for income taxes	26,428	55,901	(29,473)	(53)%

Provision for income taxes	9,991	17,173	(7,182)	(42)%

Net income	16,437	38,728	(22,291)	(58)%

Net income attributable to non-controlling interest	322	4,722	(4,400)	(93)%

Net income attributable to Astrana Health, Inc.	$16,115	$34,006	$(17,891)	(53)%

Adjusted EBITDA	$84,485	$90,162	$(5,677)	(6)%

Risk-Bearing Organizations and Patients

As of June 30, 2025 and 2024, we managed a total of 21 and 18 independent risk-bearing organizations, including both affiliated and non-affiliated, respectively. The total number of patients for whom we managed the delivery of healthcare services was over 1.0 million and approximately 1.0 million as of June 30, 2025 and 2024, respectively.

Revenue

Total revenue for the three months ended June 30, 2025, was $654.8 million, as compared to $486.3 million for the three months ended June 30, 2024, an increase of $168.5 million, or 35%. The increase in revenue was primarily attributable to capitation revenue. Capitation revenue increased by $171.5 million primarily as a result of our recent acquisitions within our Care Partners segment, along with enrollees transitioning to full risk through our Restricted Knox-Keene plans.

Total revenue for the six months ended June 30, 2025, was $1.3 billion, as compared to $890.6 million for the six months ended June 30, 2024, an increase of $384.6 million or 43%. The increase in revenue was primarily attributable to capitation revenue. Capitation revenue increased by $389.6 million primarily as a result of our recent acquisitions within our Care Partners segment, along with enrollees transitioning to full risk through our Restricted Knox-Keene plans.

Cost of Services, Excluding Depreciation and Amortization

Expenses related to cost of services, excluding depreciation and amortization for the three months ended June 30, 2025, were $576.8 million, as compared to $412.8 million for the same period in 2024, an increase of $164.0 million or 40%. The overall increase was primarily due to increased participation in a value-based Medicare FFS model and medical costs associated with both professional and institutional risk of our Restricted Knox-Keene licensed health plans as a result of our recent acquisitions within our Care Partners segment which were commensurate to our increase in revenue.

Expenses related to cost of services, excluding depreciation and amortization for the six months ended June 30, 2025, were $1.1 billion, as compared to $743.2 million for the same period in 2024, an increase of $382.7 million or 51%. The overall increase was primarily due to increased participation in a value-based Medicare FFS model and medical costs associated with both professional and institutional risk of our Restricted Knox-Keene licensed health plans as a result of our recent acquisitions within our Care Partners segment which were commensurate to our increase in revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025, were $50.7 million, as compared to $36.0 million for the same period in 2024, an increase of $14.8 million or 41%. The increase was primarily due to increased general and administrative expenses to support operational growth such as stock-based compensation and transaction costs incurred for the Prospect transaction.

General and administrative expenses for the six months ended June 30, 2025, were $94.6 million, as compared to $74.7 million for the same period in 2024, an increase of $19.9 million or 27%. The increase was primarily due to increased general and administrative expenses to support operational growth such as stock-based compensation and transactions incurred for the Prospect Transaction.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2025, were $6.9 million, as compared to $7.4 million for the same period in 2024, a decrease of $0.5 million or 7%. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses for the six months ended June 30, 2025, were $13.8 million, as compared to $12.5 million for the same period in 2024, an increase of $1.2 million or 10%. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Interest Expense

Interest expense for the three months ended June 30, 2025 was $7.4 million as compared to $8.6 million for the same period in 2024, a decrease of $1.2 million or 14%. The decrease in interest expense was primarily due to a decrease in interest rates on our floating-rate debt. The interest rate for both the Revolver Loan and Term Loan was 6.08% as of June 30, 2025 and 7.43% as of June 30, 2024. In addition, there was a decrease in outstanding borrowings under the Second Amended and Restated Credit Facility. As of June 30, 2025, we borrowed $408.9 million on the Second Amended and Restated Credit Facility compared to $435.7 million borrowed under the facility as of June 30, 2024.

Interest expense for the six months ended June 30, 2025 was $14.7 million as compared to $16.2 million for the same period in 2024, a decrease of $1.5 million or 9%. The decrease in interest expense was primarily due to a decrease in interest rates on our floating-rate debt. The interest rate for the Revolver and Term Loan was 6.08% as of June 30, 2025 and 7.43% as of June 30, 2024. In addition, there was a decrease in outstanding borrowings under the Second Amended and Restated Credit Facility. As of June 30, 2025, we borrowed $408.9 million on the Second Amended and Restated Credit Facility compared to $435.7 million borrowed under the facility as of June 30, 2024.

Interest Income

Interest income for the three months ended June 30, 2025 was $2.3 million as compared to $3.5 million for the same period in 2024, a decrease of $1.2 million or 34%. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loan receivables. The decrease in interest income was primarily due to a decrease in our cash held in interest bearing bank accounts.

Interest income for the six months ended June 30, 2025 was $4.6 million as compared to $7.5 million for the same period in 2024, a decrease of $2.9 million or 38%. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loan receivables. The decrease in interest income was primarily due to a decrease in our cash held in interest bearing bank accounts.

Other Income (Loss)

Other income for the three months ended June 30, 2025 was $1.1 million as compared to $6.1 million for the same period in 2024, a decrease of $5.0 million or 81%. The decrease in other income was primarily due to recognizing a $5.3 million reimbursement in 2024 from Allied Pacific Holdings Investment Management, LLC for taxes associated with the restructuring transaction in December 2023 to spin-off the real estate business and investments (the “Excluded Assets spin-off “). No similar transaction occurred for the three months ended June 30, 2025.

Other loss for the six months ended June 30, 2025 was $3.9 million as compared to other income of $1.9 million for the same period in 2024, a decrease of $5.8 million or 313%. The increase in other loss was primarily due to debt issuance costs that were expensed in connection with the Second Amended and Restated Credit Facility.

Provision for Income Taxes

Provision for income taxes was $6.6 million for the three months ended June 30, 2025, as compared to $10.0 million for the same period in 2024, a decrease of $3.4 million. The decrease in provision for income taxes was primarily due to a decrease in pre-tax income.

Provision for income taxes was $10.0 million for the six months ended June 30, 2025, as compared to $17.2 million for the same period in 2024, a decrease of $7.2 million. The decrease in provision for income taxes was primarily due to a decrease in pre-tax income.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests for the three months ended June 30, 2025, was $0.8 million, as compared to $2.7 million for the same period in 2024, a decrease of $1.9 million. The decrease was primarily driven by a decrease in net income.

Net income attributable to non-controlling interests for the six months ended June 30, 2025, was $0.3 million, as compared to $4.7 million for the same period in 2024, a decrease of $4.4 million. The decrease was primarily driven by a decrease in net income.

Net Income Attributable to Astrana Health, Inc.

Our net income attributable to Astrana Health, Inc., for the three months ended June 30, 2025, was $9.4 million, as compared to $19.2 million for the same period in 2024, a decrease of $9.7 million.

Our net income attributable to Astrana Health, Inc., for the six months ended June 30, 2025, was $16.1 million, as compared to $34.0 million for the same period in 2024, a decrease of $17.9 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2025, was $48.1 million, as compared to $47.9 million for the same period in 2024, an increase of $0.2 million and was primarily due to similar utilization trends as the same period in 2024.

Adjusted EBITDA for the six months ended June 30, 2025, was $84.5 million, as compared to $90.2 million for the same period in 2024, a decrease of $5.7 million. The decrease was primarily due to a decrease in operating income as a result of higher utilization and an increase in general and administrative expenses.

See “Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin” below for additional information.

Segment Financial Performance

The Company currently has three reportable segments consisting of Care Partners, Care Delivery, and Care Enablement. We evaluate the performance of our operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses, separate from non-operating factors. For more information about our segments, see Note 17 — “Segments” to our condensed consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth our revenue and operating income by segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
Segment Revenue	2025	2024	$ Change	% Change
Care Partners	$631,442	$463,277	$168,165	36%
Care Delivery	$38,394	$34,857	$3,537	10%
Care Enablement	$40,901	$36,172	$4,729	13%

	Three Months Ended June 30,
Segment Operating Income (Loss)	2025	2024	$ Change	% Change
Care Partners	$49,685	$40,323	$9,362	23%
Care Delivery	$2,147	$1,825	$322	18%
Care Enablement	$1,841	$6,918	$(5,077)	(73)%

	Six Months Ended June 30,
Segment Revenue	2025	2024	$ Change	% Change
Care Partners	$1,232,393	$845,595	$386,798	46%
Care Delivery	$71,782	$65,576	$6,206	9%
Care Enablement	$80,461	$69,446	$11,015	16%

	Six Months Ended June 30,
Segment Operating Income (Loss)	2025	2024	$ Change	% Change
Care Partners	$93,900	$83,519	$10,381	12%
Care Delivery	$(961)	$1,587	$(2,548)	(161)%
Care Enablement	$5,374	$10,422	$(5,048)	(48)%

Care Partners Segment

Revenue for the three months ended June 30, 2025, was $631.4 million, as compared to $463.3 million for the three months ended June 30, 2024, an increase of $168.2 million. Operating income for the three months ended June 30, 2025 was $49.7 million, as compared to $40.3 million for the three months ended June 30, 2024, an increase in operating income of $9.4 million. The increase in revenue and operating income was primarily due to recent acquisitions within our Care Partners segment.

Revenue for the six months ended June 30, 2025, was $1,232.4 million, as compared to $845.6 million for the six months ended June 30, 2024, an increase of $386.8 million. Operating income for the six months ended June 30, 2025, was $93.9 million, as compared to $83.5 million for the six months ended June 30, 2024, an increase in operating income of $10.4 million. The increase in revenue and operating income was primarily due to recent acquisitions within our Care Partners segment.

Care Delivery Segment

Revenue for the three months ended June 30, 2025, was $38.4 million, as compared to $34.9 million for the three months ended June 30, 2024, an increase of $3.5 million. Operating income for the three months ended June 30, 2025, was $2.1 million, as compared to income of $1.8 million for the three months ended June 30, 2024, an increase in operating income of $0.3 million. The increase in revenue and operating income was primarily driven by an increased volume in patient visits and continued investments at our primary, multi-specialty, and ancillary Care Delivery entities.

Revenue for the six months ended June 30, 2025, was $71.8 million, as compared to $65.6 million for the six months ended June 30, 2024, an increase of $6.2 million. Operating loss for the six months ended June 30, 2025, was $1.0 million as compared to income of $1.6 million for the six months ended June 30, 2024, an increase in operating loss of $2.5 million. The increase in revenue was primarily driven by an increased volume in patient visits at our primary, multi-specialty, and ancillary Care Delivery entities. The increase in operating loss was due to an increase in expenses incurred related to our newer clinic locations that opened.

Care Enablement Segment

Revenue for the three months ended June 30, 2025, was $40.9 million, as compared to $36.2 million for three months ended June 30, 2024, an increase of $4.7 million. Operating income for the three months ended June 30, 2025 was $1.8 million, as compared to operating income of $6.9 million for the three months ended June 30, 2024. The increase in revenue was primarily due to managing more IPAs in our Care Partners segment. The decrease in operating income was due to higher costs as a result of an increase in the workforce that provides management and administrative services.

Revenue for the six months ended June 30, 2025, was $80.5 million, as compared to $69.4 million for six months ended June 30, 2024, an increase of $11.0 million. Operating income for the six months ended June 30, 2025, was $5.4 million as compared to operating income of $10.4 million for the six months ended June 30, 2024. The increase in revenue was primarily due to managing more IPAs in our Care Partners segment. The decrease in operating income was due to higher costs as a result of an increase in the workforce that provides management and administrative services.

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA, as well as the reconciliation to Adjusted EBITDA margin for the three and six months ended June 30, 2025 and 2024. We define Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2025		2024		2025		2024
Net income	$10,216		$21,866		$16,437		$38,728
Interest expense	7,382		8,587		14,690		16,172
Interest income	(2,336)		(3,513)		(4,647)		(7,509)
Provision for income taxes	6,609		10,031		9,991		17,173
Depreciation and amortization	6,904		7,441		13,752		12,537
EBITDA	28,775		44,412		50,223		77,101

(Income) loss from equity method investments	(381)		(902)		486		(1,534)
Other, net	7,998	(1)	(2,983)	(2)	14,257	(3)	1,457	(4)
Stock-based compensation	11,709		7,390		19,519		13,138
Adjusted EBITDA	$48,101		$47,917		$84,485		$90,162

Total revenue	$654,808		$486,265		$1,275,196		$890,621

Adjusted EBITDA margin	7%		10%		7%		10%

(1)
Other, net for the three months ended June 30, 2025 relates to transaction costs for the Prospect Transaction, certain costs associated with the CHS transaction, non-cash changes related to the change in the fair value of our call option and Collar Agreement, and severance fees incurred.

(2)
Other, net for the three months ended June 30, 2024 relates to non-cash changes in the fair value of the Company’s Collar Agreement, transaction costs incurred for our investments and tax restructuring fees, and reimbursement from a related party of the Company for taxes associated with the Excluded Assets spin-off.

(3)
Other, net for the six months ended June 30, 2025 relates to debt issuance costs expensed in connection with our Second Amended and Restated Credit Facility, transaction costs for the Prospect Transaction, data transition costs for our recent acquisitions, certain costs associated with the CHS transaction, non-cash changes related to change in the fair value of our call option and Collar Agreement, and severance fees incurred.

(4)
Other, net for six months ended June 30, 2024 relates to financial guarantee via a letter of credit that we provided almost three years ago in support of two local provider-led ACOs, non-cash changes related to change in the fair value of our financing obligation to purchase the remaining equity interests in one of our investments, non-cash changes related to change in the fair value of the Company’s Collar Agreement, transaction costs incurred for our investments and tax restructuring fees, and reimbursement from a related party of the Company for taxes associated with the Excluded Assets spin-off.

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

Liquidity and Capital Resources

Cash, cash equivalents, and investment in marketable securities at June 30, 2025, totaled $342.1 million, as compared to $290.8 million at December 31, 2024. Working capital totaled $269.4 million at June 30, 2025, as compared to $272.9 million at December 31, 2024, a decrease of $3.5 million.

We have historically financed our operations primarily through internally generated funds and borrowings on long-term debt. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, and FFS reimbursements. We generally invest cash in money market accounts and certificates of deposit, which are classified as cash and cash equivalents. In February 2025, we entered into the Second Amended and Restated Credit Agreement which amended and restated that certain amended credit agreement and provided for a five-year revolving credit facility of $300.0 million, a term loan of $250.0 million, and a delayed-draw term loan of $745.0 million, which were primarily used to refinance certain existing indebtedness and to fund the costs associated with the Prospect Transaction. In addition, we have a current shelf registration statement filed with the SEC under which we may issue common stock, preferred stock, debt securities, and other securities that may be offered in one or more offerings on terms to be determined at the time of the offering. We believe we have sufficient liquidity to fund our operations through at least the next 12 months and the foreseeable future.

Cash Flow Activities

Our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$107,527	$29,165	$78,362	269%
Net cash used in investing activities	(3,471)	(150,964)	147,493	(98)%
Net cash (used in) provided by financing activities	(52,808)	153,603	(206,411)	(134)%
Net increase in cash and cash equivalents and restricted cash	$51,248	$31,804	$19,444	61%

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2025, was $107.5 million, as compared to cash provided by operating activities of $29.2 million for the six months ended June 30, 2024. The increase in cash provided by operating activities was primarily driven by favorable changes in working capital, partially offset by lower adjusted net income. Working capital for the six months ended June 30, 2025, increased operating cash flow by $51.6 million, compared to a $36.1 million decrease in operating cash flow for the six months ended June 30, 2024. The change in working capital for the 2025 and 2024 periods included timing of claims payments related to our medical liabilities and a decrease in cash paid for income taxes. For the six months ended June 30, 2025, net income, exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, non-cash lease expense, deferred tax, and other was $56.0 million, compared to $65.3 million for the six months ended June 30, 2024.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2025, was $3.5 million, primarily due to purchases of property and equipment of $4.5 million and issuance of loan of $1.1 million. The cash used in investing activities was partially offset by other investing activities of $2.1 million consisting of proceeds from repayment of loans, purchase of marketable securities, and distribution from investments - equity method. Cash used in investing activities during the six months ended June 30, 2024, was $151.0 million primarily due to payments for business and asset acquisitions, net of cash acquired of $114.6 million, issuances of loans of $21.0 million, purchase of investment – equity method of $6.0 million, purchase of call options issued in conjunction with equity method investment of $3.9 million, purchases of property and equipment of $3.2 million, and other investing activities of $2.3 million consisting of purchase of investments, proceeds from repayment of loans, and purchase of marketable securities.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2025, was $52.8 million, primarily due to repayments of debt of $431.4 million, payment of deferred financing costs of $17.2 million, tax payments from net share settlement of restricted stock awards and units of $5.1 million, dividend payments of $6.2 million, and other financing activities of $4.9 million consisting of proceeds from ESPP issuances, payment of finance lease obligations, repurchase of common stock, repurchase of treasury shares, purchase and sale of non-controlling interest, and payment of contingent liabilities. This was partially offset by borrowings of long-term debt of $412.0 million. Cash provided by financing activities during the six months ended June 30, 2024, was $153.6 million, primarily due to borrowings on long-term debt totaling $170.3 million. This was partially offset by repayment of debt of $11.0 million, tax payments from net share settlement of restricted stock of $3.6 million, dividend payments of $1.9 million, and other financing activities of $0.2 million consisting of payment of finance lease obligations and sale of non-controlling interest.

Credit Facility

The following are the future commitments of our debt for the years ending December 31 (in thousands) below:

Amount
2025 (excluding the six months ended June 30, 2025)	$6,250
2026	12,500
2027	27,063
2028	18,750
2029	23,437
Thereafter	330,750

Total	$418,750

Second Amended and Restated Credit Agreement

The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility to the Company of $250.0 million, and (c) a five-year delayed draw term loan credit facility to the Company of $745.0 million, maturing on February 26, 2030, of which $707.3 million was drawn down in connection with closing the Prospect Transaction.

See Note 8 — “Credit Facility and Bank Loans” to our condensed consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information on our debt obligations.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements that are, or have been, reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under the Term Loan and Revolver Loan provided for under our Second Amended and Restated Credit Agreement, as of June 30, 2025, were $246.9 million and $162.0 million, respectively. The Term Loan and Revolver Loan bear interest at an annual rate equal to either, at our option, (a) the rate for term SOFR published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. Borrowings under the Promissory Note Payable with I Health, as of June 30, 2025, were $9.9 million. The promissory note has an interest rate of 4.3% per annum on the principal amount. We have entered into a collar agreement for our Revolver Loan to effectively convert our floating-rate debt to a fixed-rate basis. The interest rate collar sets a cap of 5.00% and a floor of 2.34% for the SOFR portion of the interest rate. The principal objective of the collar agreement is to eliminate or reduce the variability of the cash flows in interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings would have increased our interest expense for the three months ended June 30, 2025, by $1.2 million, or decreased our interest expense by $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial and Operating Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under Note 11 — “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which disclosure is incorporated by reference herein.

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

Because of such risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized.

The “One Big Beautiful Bill Act” could adversely affect our business and results of operations.

The “One Big Beautiful Bill Act” (H.R. 1) (“OBBBA”), enacted on July 4, 2025, makes significant changes to the Medicaid, Medicare, and Health Insurance Marketplace federal healthcare programs. Changes include new requirements states must meet to maintain federal support for the Medicaid programs, as well as stricter criteria beneficiaries must meet to qualify for and maintain enrollment in federal healthcare programs. The effect of these changes could result in reductions in our patient population and managed care enrollees that we serve across our federal healthcare program lines of business due to, among other things, more stringent eligibility requirements such as the imposition of work or community service requirements, and copayments on many services, limitation of Medicaid eligibility to certain lawfully present individuals, and the effect of immigration enforcement actions which may discourage beneficiaries from applying or reapplying for federal healthcare benefits. Loss of Medicaid benefits may also result in higher volume of uncompensated emergency admissions of uninsured individuals at Foothill Regional Medical Center (“FRMC”) which we acquired in the Prospect Transaction. These risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

In addition, Medicaid provider tax reform has been targeted by the current administration to reduce federal Medicaid spending, including restricting states from using provider taxes to help finance coverage of undocumented immigrants and cutting provider taxes and capping state-directed payments. Such restriction and cuts could potentially adversely impact FRMC revenues received from affected programs as hospital and physician payment rates could be reduced, forcing hospital services to be reduced or closed.

We could incur additional costs and expenses resulting from the July 7, 2025 bankruptcy of certain Prospect asset seller entities and the effect of the Prospect letter agreement dated July 1, 2025.

On July 7, 2025, those entities related to Prospect that sold assets to us in the Prospect Transaction (the “Prospect PhysicianCo Entities”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, the effect of which could result in their breach or noncompliance with certain contractual obligations under the asset sale transaction, including the payment of claims owed to creditors of the Prospect PhysicianCo Entities or the maintenance of minimum levels of risk-based capital at closing. Although the asset sale transaction may shield us from liabilities of the Prospect PhysicianCo Entities to third parties, it may nevertheless be necessary for us to absorb the costs of such breach or noncompliance to protect its ongoing business interests or relationships. In such event, we would have limited to no recourse against the Prospect PhysicianCo Entities due to their bankruptcy filing, the elimination of the escrow account to cover, among other things, non-assumed liabilities of the Prospect PhysicianCo Entities, and the elimination of recourse (with certain exceptions) against the Prospect PhysicianCo Entities, as set forth in our letter agreement with Prospect dated July 1, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2022, Astrana’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $50.0 million of its shares of common stock on the open market and through privately negotiated transactions. This share repurchase plan does not have an expiration date. The Board may suspend or discontinue the repurchase plan at any time. This repurchase plan does not obligate the Company to make additional repurchases at any specific time or in any specific situation. During the three months ended June 30, 2025, no shares were repurchased under the Company’s share repurchase plan. As of June 30, 2025, $40.5 million remained available for repurchase under the repurchase plan.

The following table provides information about purchases made by the Company of shares of the Company’s common stock during the three months ended June 30, 2025.

				(in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	9,878	$31.49	—	$40,461
May 1, 2025 to May 31, 2025	15,912	$27.43	—	$40,461
June 1, 2025 to June 30, 2025	2,340	$25.17	—	$40,461
Total	28,130	$28.67	—	$40,461

(1)
Shares were repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock awards and units held by certain employees, except as otherwise disclosed in these footnotes. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

3.7	Amended and Restated By-laws (effective February 28, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 29, 2024)

10.1+	Astrana Health, Inc. Amended and Restated 2024 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2025)

10.2†*

Side Letter delivered to Prospect Medical Holdings, Inc., a Delaware corporation on behalf of PHP Holdings, LLC, a Delaware limited liability company, PHS Holdings, LLC, a Delaware limited liability company, Prospect Intermediate Holdings, LLC, a Delaware limited liability company, and certain other entities by Astrana Health, Inc., a Delaware corporation

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

ASTRANA HEALTH, INC.

August 7, 2025	By:	/s/ Brandon K. Sim
Brandon K. Sim, M.S. Chief Executive Officer and President (Principal Executive Officer)

August 7, 2025	By:	/s/ Chandan Basho
Chandan Basho, M.B.A. Chief Financial and Operating Officer (Principal Financial Officer)