Form 10-Q
period 2025-09-30
Astrana Health, Inc.
filed 2025-11-10
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, there were 56,288,415 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding, which includes 6,132,802 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Astrana Health, Inc. These shares are legally issued and outstanding but treated as treasury shares for accounting purposes.

Astrana Health, Inc.

INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ACO REACH	ACO Realizing Equity, Access, and Community Health
ADSC	Advanced Diagnostic and Surgical Center, Inc.
AHMC	AHMC Healthcare Inc.
AHMS	Advanced Health Management Systems, L.P.
AHM	Astrana Health Management, Inc. (f/k/a Network Medical Management Inc.)
APC	Allied Physicians of California, a Professional Medical Corporation
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
Astrana	Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.)
Astrana Medical	Astrana Health Medical Corporation (f/k/a AP-AMH Medical Corporation)
Astrana Care Partners Medical	Astrana Care Partners Medical Corporation (f/k/a AP-AMH 2 Medical Corporation)
CFC	Community Family Care Medical Group IPA, Inc.
CHS	Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks
CMS	Centers for Medicare & Medicaid Services
DMHC	California Department of Managed Health Care
IPA	Independent Practice Association
MSSP	Medicare Shared Savings Program
Prospect	Certain businesses and assets of Prospect Medical Holdings, Inc. acquired by the Company
Sun Labs	Sun Clinical Labs
VIE	Variable Interest Entity

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Astrana Health, Inc., a Delaware corporation (“Astrana”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

This Quarterly Report on Form 10-Q includes the financial statements for the quarter ended September 30, 2025, and provides management’s discussion and analysis of the Company’s financial condition, results of operations, and other required disclosures, as mandated by the Securities and Exchange Commission (the “SEC”).

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

Forward-looking statements involve risks and uncertainties, many of which are difficult to predict, are outside of our control, and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025, including the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A thereof, and those discussed in this Form 10-Q under the heading “Risk Factors” in Part II, Item 1A. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change. Significant risks and uncertainties could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Any forward-looking statement made by the Company in this Form 10-Q speaks only as of the date it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$462,227	$288,455
Investment in marketable securities	1,221	2,378
Receivables, net (including amounts with related parties)	381,215	275,990
Income taxes receivable	—	19,316
Other receivables	9,891	29,496
Prepaid expenses and other current assets	23,162	22,861
Loans receivable	5,913	—

Total current assets	883,629	638,496

Non-current assets
Property and equipment, net	56,164	14,274
Intangible assets, net	285,060	118,179
Goodwill	863,266	419,253
Income taxes receivable, non-current	15,943	15,943
Loans receivable, non-current	48,474	51,266
Investments in other entities – equity method	18,462	39,319
Investments in privately held entities	8,896	8,896
Operating lease right-of-use assets	33,936	32,601
Other assets	23,356	16,667

Total non-current assets	1,353,557	716,398

Total assets(1)	$2,237,186	$1,354,894

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2025	December 31, 2024
	(Unaudited)
Liabilities, Mezzanine Deficit, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$209,747	$106,142
Fiduciary accounts payable	4,476	8,223
Medical liabilities	333,969	209,039
Income taxes payable	4,919	—
Operating lease liabilities	7,181	5,350
Current portion of long-term debt	47,865	9,375
Other liabilities	21,773	27,479

Total current liabilities	629,930	365,608

Non-current liabilities
Deferred tax liability	4,429	4,555
Operating lease liabilities, net of current portion	30,171	30,654
Long-term debt, net of current portion and deferred financing costs	1,002,026	425,299
Other long-term liabilities	15,906	14,610

Total non-current liabilities	1,052,532	475,118

Total liabilities(1)	1,682,462	840,726

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2025	December 31, 2024
	(Unaudited)

Commitments and contingencies (Note 11)

Mezzanine deficit
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	(234,351)	(202,558)

Stockholders’ equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 49,383,857 and 47,929,872 shares issued and outstanding, excluding 9,937,167 and 10,603,849 treasury shares, as of September 30, 2025 and December 31, 2024, respectively	49	48
Additional paid-in capital	473,008	426,389
Retained earnings	302,486	286,283
Total stockholders’ equity	775,543	712,720

Non-controlling interest	13,532	4,006

Total equity	789,075	716,726

Total liabilities, mezzanine deficit, and stockholders’ equity	$2,237,186	$1,354,894
(1)
The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The condensed consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $1,302.4 million and $712.3 million as of September 30, 2025 and December 31, 2024, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $383.3 million and $207.9 million as of September 30, 2025 and December 31, 2024, respectively. These VIE balances do not include $173.9 million of investment in affiliates and $30.6 million of amounts due from affiliates as of September 30, 2025, and $224.9 million of investment in affiliates and $48.1 million of amounts due to affiliates as of December 31, 2024, as these are eliminated upon consolidation and not presented within the condensed consolidated balance sheets. See Note 15 — “Variable Interest Entities (VIEs)” for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Capitation, net	$863,380	$431,401	$2,061,451	$1,239,885
Risk pool settlements and incentives	30,798	21,779	60,691	57,564
Management fee income	15,217	2,747	20,104	8,429
Fee-for-service, net	40,080	18,692	72,848	54,588
Other revenue	6,573	4,091	16,149	8,865

Total revenue	956,048	478,710	2,231,243	1,369,331

Operating expenses
Cost of services, excluding depreciation and amortization	858,856	405,218	1,984,756	1,148,422
General and administrative expenses	62,387	37,803	157,009	112,478
Depreciation and amortization	15,595	7,264	29,348	19,801

Total expenses	936,838	450,285	2,171,113	1,280,701

Income from operations	19,210	28,425	60,130	88,630

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other (expense) income
Income from equity method investments	1,019	1,353	532	2,887
Interest expense	(17,718)	(8,856)	(32,408)	(25,028)
Interest income	3,522	3,778	8,170	11,287
Unrealized (loss) gain on investments	(807)	(561)	(837)	415
Other income (loss)	445	2,673	(3,487)	4,522

Total other expense, net	(13,539)	(1,613)	(28,030)	(5,917)

Income before provision for income taxes	5,671	26,812	32,100	82,713

Provision for income taxes	4,594	7,831	14,586	25,004

Net income	1,077	18,981	17,514	57,709

Net income attributable to non-controlling interest	704	2,887	1,026	7,609

Net income attributable to Astrana Health, Inc.	$373	$16,094	$16,488	$50,100

Earnings per share – basic	$0.01	$0.34	$0.34	$1.05

Earnings per share – diluted	$0.01	$0.33	$0.33	$1.04

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

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE DEFICIT AND STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Mezzanine Deficit – Non-controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at June 30, 2025	$(233,582)	49,138,631	$49	$463,203	$302,209	$6,067	$771,528
Net (loss) income	(858)	—	—	—	373	1,562	1,935
Sale of non-controlling interest	89	—	—	—	—	490	490
Shares issued for vesting of restricted stock awards	—	60,289	—	(509)	—	—	(509)
Shares issued for cash and exercise of options and warrants	—	35,716	—	510	—	—	510
Purchase of treasury shares	—	(33,214)	—	(955)	—	—	(955)
Share-based compensation	—	—	—	7,779	—	—	7,779
Issuance of shares for ESPP	—	17,142	—	380	—	—	380
AAMG stock contingent consideration	—	165,293	—	2,600	—	—	2,600
Acquisition of non-controlling interest	—	—	—	—	—	5,413	5,413
Dividends	—	—	—	—	(96)	—	(96)
Balance at September 30, 2025	$(234,351)	49,383,857	$49	$473,008	$302,486	$13,532	$789,075

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

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE DEFICIT AND STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Mezzanine Deficit – Non-controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interest	Equity
Balance at June 30, 2024	$(204,312)	47,541,549	$48	$401,686	$277,140	$4,134	$683,008
Net income	1,800	—	—	—	16,094	1,087	17,181
Shares issued for vesting of restricted stock awards	—	34,735	—	(391)	—	—	(391)
Shares issued for cash and exercise of options	—	53,800	—	232	—	—	232
Purchase of treasury shares	—	(14,409)	—	(717)	—	—	(717)
Share-based compensation	—	—	—	6,230	—	—	6,230
Issuance of shares for ESPP	—	7,789	—	271	—	—	271
AAMG Stock Contingent Consideration	—	157,059	—	4,023	—	—	4,023
Dividends	—	—	—	—	—	(218)	(218)
Balance at September 30, 2024	$(202,512)	47,780,523	$48	$411,334	$293,234	$5,003	$709,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$17,514	$57,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,348	19,801
Amortization of debt issuance cost	2,892	1,374
Share-based compensation	27,219	19,301
Non-cash lease expense	4,348	3,946
Deferred tax	(4,924)	(7,596)
Other	4,961	2,694
Changes in operating assets and liabilities, net of business combinations	36,125	(34,083)
Net cash provided by operating activities	117,483	63,146

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(548,553)	(115,494)
Proceeds from sale of equity method investment	15,100	—
Purchase of investment – equity method	—	(5,968)
Purchase of call option issued in conjunction with equity method investment	—	(3,907)
Issuance of loan receivable	(1,708)	(26,000)
Purchases of property and equipment	(7,042)	(5,500)
Other	4,261	(2,202)
Net cash used in investing activities	(537,942)	(159,071)

Cash flows from financing activities
Dividends paid	(6,329)	(2,114)
Borrowings on long-term debt	1,119,300	171,875
Repayment of long-term debt	(483,323)	(14,750)
Deferred financing cost	(19,205)	—
Payment of contingent liabilities	(8,284)	—
Taxes paid from net share settlement of restricted stock	(5,562)	(3,975)
Other	(914)	(623)
Net cash provided by financing activities	595,683	150,413

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Net increase in cash, cash equivalents, and restricted cash	175,224	54,488

Cash, cash equivalents, and restricted cash, beginning of period	289,102	294,152

Cash, cash equivalents, and restricted cash, end of period	$464,326	$348,640

Supplemental disclosures of cash flow information
Cash paid for income taxes	$4,728	$38,270
Cash paid for interest	$30,184	$23,190

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$7,780	$13,303
Common stock issued in business combination	$—	$21,952
Draw on letter of credit through Revolver Loan	$—	$4,732
Common stock issued for contingent consideration payment	$2,600	$4,023
Elimination of note payable upon consolidation	$9,488	$—
Dividend paid in the form of common stock	$21,935	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$462,227	$347,994
Restricted cash (1)	2,099	646
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$464,326	$348,640
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

Segments

The Company’s three reportable segments are Care Partners, Care Delivery, and Care Enablement, which are described as follows:

Care Partners

The Company’s Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners aligned on a shared vision for coordinated care delivery. By leveraging the Company’s unique Care Enablement platform and ability to recruit, empower, and incentivize physicians to manage total cost of care effectively, the Company is able to organize partnered providers into successful multi-payer, risk-bearing organizations that take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare Advantage, Medicaid, Commercial, Exchange, and Medicare fee for service (“FFS”). The Company’s healthcare delivery entities in this segment consist of a network of risk-bearing organizations (“RBOs”) that encompass independent practice associations (“IPAs”), accountable care organizations (“ACOs”), and state-specific entities such as Restricted Knox-Keene licensed health plans in California. These entities are tasked with coordinating and providing high-quality care to patients within Astrana’s ecosystem. This helps provide a seamless continuity of care among patients in different age groups, stages of life, and life circumstances.

Care Delivery

The Company’s Care Delivery segment is a patient-centric, data-driven care delivery organization focused on delivering high-quality and accessible care to all patients. The Company’s Care Delivery organization includes the following:

•
Primary care clinics, including post-acute care services and an acute care hospital facility;
•
Specialty care clinics and inpatient services, including cardiac care, endocrinology, and ophthalmology, as well as hospitalist and intensivist services; and

•
Ancillary service providers, such as urgent care centers, outpatient imaging centers, ambulatory surgery centers, full-service labs, and a specialty pharmacy.

Care Enablement

The Company’s Care Enablement segment represents a comprehensive platform that integrates clinical, operational, financial, and administrative information, all powered by the Company’s proprietary technology suite. This platform enhances the delivery of high-quality, value-based care to patients and helps lead to superior clinical and financial outcomes. The Company provides solutions to payers and providers, including independent physicians, provider and medical groups, and ACOs. The Company’s platform meets providers and payers wherever they are on the spectrum of total cost of care, offering solutions for fee-for-service entities and providers open to taking upside and downside risks on professional and institutional spending, and across all patient types, including Medicare, Medicaid, Commercial, and Exchange patients. This segment includes the Company’s wholly owned subsidiaries that operate as management services organizations (“MSOs”), which enter into long-term management and/or administrative services agreements with RBOs and other providers. By leveraging the Company’s Care Enablement platform, providers and payers can improve their ability to deliver high-quality patient care and achieve better patient outcomes.

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2024, has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025. In the opinion of management, all material adjustments (consisting of normal recurring adjustments as well as intercompany accounts and transactions, which have been eliminated) considered necessary for a fair presentation have been made to make the condensed consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future periods.

Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, and the condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024, include Astrana’s wholly owned subsidiaries and consolidated VIEs. All intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read, or have access to, our audited consolidated financial statements for the fiscal year ended December 31, 2024.

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications were made to reclass receivables, net – related parties within receivables, net, restricted cash within other assets, dividend payable and finance lease liabilities within other liabilities, and finance lease, net of current portion within other long-term liabilities on the accompanying consolidated balance sheet as of December 31, 2024. The reclassifications were also made to reclass unrealized (gain) loss on investments, income from equity method investments, and gain on debt extinguishment to other within net cash provided by operating activities, proceeds from repayment of promissory notes, including those with related parties, proceeds from sale of marketable securities, purchase of investment - privately held, and purchase of marketable securities to other within net cash used in investing activities, and payment of finance lease obligations, proceeds from the exercise of stock options, proceeds from ESPP purchases, repurchase of treasury shares, proceeds from sale of non-controlling interest, and purchase of non-controlling interest to other within net cash provided by financing activities nine months ended September 30, 2024. The reclassification had no effect on net income, earnings per share, retained earnings, cash flows provided by (used in) operating, investing, or financing activities, or total assets.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment assessment, accrual of medical liabilities (incurred but not reported (“IBNR”) claims), determination of hospital shared-risk and health plan shared-risk revenue and receivables (including estimations of affiliated hospitals’ claims costs which involves assumptions for IBNR, such as utilization of healthcare services, historical payment patterns, cost trends, seasonality, changes in membership, and other factors), income tax-valuation allowance, share-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Business Combinations

The Company uses the acquisition method of accounting for all business combinations, which requires assets and liabilities of the acquiree to be recorded at fair value, to measure the fair value of the consideration transferred, including contingent consideration, to be determined on the acquisition date, and to account for acquisition-related costs separately from the business combination, which are expensed as incurred.

Cash and Cash Equivalents

The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents, as well as its restricted cash. As of September 30, 2025 and December 31, 2024, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $473.5 million and $332.2 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Receivables, Other Receivables, and Loan Receivables

The Company’s receivables are comprised of accounts receivable, capitation and fee-for-service receivables, risk pool settlements, incentive receivables, management fee income, other receivables, and receivables from related parties. Accounts receivable are recorded and stated at the amount expected to be collected.

The Company’s receivables from related parties are comprised of hospital-shared risk pool settlements, management fee income, and other receivables. Hospital-shared risk pool settlement receivables from related parties are recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Final settlement of risk pool surplus or deficits occurs within 18 months after the risk pool performance year is completed. Receivables from related parties are recorded and stated in the amount expected to be collected. As of September 30, 2025 and December 31, 2024, receivables from related parties were $64.7 million and $50.3 million, respectively (see Note 12 — “Related-Party Transactions”).

Capitation receivables relate to each health plan’s capitation revenue and are usually received by the Company in the month following the month of service. Capitation receivables also include receivables from the Centers for Medicare and Medicaid Services (“CMS”) related to the Company’s participation in the ACO REACH model. Fee-for-service receivables involve our clinics and hospital. Clinics receive amounts due from third-party payers, hospitals, and patients for patient care services. Hospitals receive amounts due from third-party payers and patients for patient care services. Risk pool settlements and incentive receivables mainly consist of the Company’s hospital shared-risk pool receivable, which is recorded based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Final settlement of risk pool surplus or deficits occurs within 6 – 12 months after the risk pool performance year is completed.

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

Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided, and collection is reasonably likely to occur. The Company continuously monitors its receivable collections, and it expects that the historical credit loss experienced across its receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (“CECL”) model.

The Company’s loan receivables consist of promissory notes that accrue interest per annum and are recorded and stated at amortized cost plus accrued interest. Interest income is accrued based on the outstanding principal amounts. For the senior secured promissory note with BASS Medical Group, the Company receives monthly repayments on the principal of $250,000 through January 11, 2031, the maturity date. As of September 30, 2025 and December 31, 2024, the balance of the Company’s aggregate loans receivable was $54.4 million and $51.3 million, respectively, of which the loan receivable from related parties in aggregate was $1.7 million and $0.1 million, respectively.

The Company assesses outstanding loans receivable under the CECL model by evaluating the party’s ability to pay, which involves reviewing their interest payment history quarterly, financial history annually, the value of any collateral, and reassessing any identified insolvency risk. As of September 30, 2025, the promissory notes are expected to be collected by their maturity dates.

Concentrations of Credit Risks

The Company disaggregates revenue from contracts by service type and payer type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue streams and by type of direct contracts.

The condensed consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial	$84,566	$52,961	$176,696	$142,667
Medicare	571,405	258,377	1,363,868	747,418
Medicaid	244,620	151,943	610,400	414,453
Other third parties	55,457	15,429	80,279	64,793
Revenue	$956,048	$478,710	$2,231,243	$1,369,331

The Company had major payers that contributed the following percentages of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Payer A	22.4%	27.7%	28.3%	30.0%
Payer B	15.0%	15.4%	15.8%	14.8%
Payer C (1)	*	10.7%	10.0%	10.6%
Payer D	*	12.0%	*	*

(1) For the three and nine months ended September 30, 2025, Payer C also includes their subsidiary health plans.

* Less than 10% of total revenues

The Company had major payers that contributed to the following percentages of receivables, net, and other receivables:

	As of September 30, 2025	As of December 31, 2024
Payer A	36.3%	38.9%
Payer E	15.7%	16.1%
Payer F	*	18.3%

* Less than 10% of receivables, net and other receivables

Revenue Recognition

The Company receives payments from the following sources for services rendered:

•
Commercial insurers;
•
Federal government under the Medicare program administered by CMS;
•
State governments under Medicaid and other programs;
•
Other third-party payers (e.g., hospitals and IPAs); and
•
Individual patients and clients.

Revenue primarily consists of the following:

•
Capitation revenue;
•
Risk pool settlements and incentives;
•
Management fee income and;
•
FFS revenue.

Revenue is recorded in the period in which services are rendered, or the period, generally on a monthly basis, in which the Company is obligated to provide services. The form of billing and related collection risk for such services may vary by type of revenue and the customer.

Income Taxes

Federal and state income taxes are computed at currently enacted tax rates, less tax credits, using the asset and liability method. Deferred taxes are adjusted for both items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in recognition of tax positions, and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

3.
Business Combinations and Goodwill

Certain businesses and assets of Prospect Medical Holdings, Inc. (“Prospect”)

On July 1, 2025, the Company, and its affiliates, acquired substantially all the assets of certain direct and indirect subsidiaries of PHP Holdings, LLC, such as Prospect Medical Group and Prospect Medical Systems, and all of the outstanding equity interests of Prospect Health Plan, Inc., and Foothill Regional Medical Center (“FRMC”), pursuant to the Asset and Equity Purchase Agreement, dated November 8, 2024 (such assets and equity collectively, “Prospect”). Prospect is a provider-centric risk-bearing healthcare company that operates an integrated healthcare delivery platform enabling a network of over 11,000 providers to successfully participate in value-based care arrangements, thus empowering them to deliver accessible, high-quality care to patients in a cost-effective manner. Prospect enables providers to deliver payer-agnostic, patient-centered care across Medicare Advantage, Medicaid, and Commercial lines of business. Prospect also operates a California Restricted Knox-Keene-licensed health plan, a management services organization, a specialty pharmacy, and a fully-accredited acute care hospital. The acquisition significantly expanded the Company’s provider network and enhanced our ability to offer increased access, quality, and value to our members.

During the three and nine months ended September 30, 2025, the Company incurred $10.3 million and $20.4 million, respectively, of acquisition-related costs associated with the transaction. The Company has recorded these costs as general and administrative expenses within the accompanying condensed consolidated statements of income. The purchase price for the acquisition was $674.9 million. To finance the acquisition, the Company borrowed $707.3 million from a five-year delayed draw term loan credit facility. See Note 8 — “Credit Facility and Bank Loans” for further information on the Company’s debt.

The Company is currently finalizing its valuation of the acquired assets and liabilities. Preliminary amounts have been recorded and are subject to change, primarily for accounts that include the use of estimates, such as medical liabilities, collectability of receivables, and tax liabilities. The final purchase price allocation may result in adjustments to the amounts presented.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

Prospect
Purchase consideration:	$674,901

Assets:
Cash and cash equivalents	$124,834
Receivables, net	76,247
Other receivables	310
Prepaid expenses and other current assets	7,904
Loan receivable	794
Property and equipment	37,501
Intangible assets	193,500
Goodwill	442,190
Loans receivable, non-current	278
Operating lease right-of-use assets	4,406
Other assets	6,117
Total assets acquired	$894,081

Liabilities:
Accounts payable and accrued expenses	$85,388
Medical liabilities	120,759
Operating lease liabilities	1,733
Other liabilities	823
Deferred tax liability	4,903
Operating lease liabilities, net of current portion	2,673
Other long-term liabilities	2,901
Total liabilities assumed	$219,180

Total net assets acquired	$674,901

The table below represents intangible assets acquired for the Prospect (in thousands):

	Fair Value	Useful Life (Years)
License	$1,900	Indefinite
Member relationships	123,500	12 years
Network relationships	53,800	15 years
Other(1)	14,300	3-10 years

Total intangible assets acquired	$193,500
(1)
Other consists of management contracts and a trade name.

I Health, Inc.

On March 31, 2024, a wholly owned subsidiary of the Company acquired a 25% equity interest in I Health, Inc. (“I Health”), a management service organization, and accounted for the investment under the equity method. The transaction included a call option, that was amended in May 2025, for the Company to purchase an additional 37.5% equity interest from and after March 31, 2025 and the remaining 37.5% from and after March 31, 2026 (“I Health Call Option”). See Note 18 — “Fair Value Measurements of Financial Instruments” for additional information on the I Health Call Option. On July 1, 2025, the Company exercised the first call option to purchase an additional 37.5% equity interest in I Health, resulting in 62.5% ownership. The Company became the primary beneficiary with majority controlling interest and accounted for the acquisition as a step acquisition, recognizing $5.1 million of goodwill. Total consideration was $5.8 million, including a $0.5 million cash payment, the $6.2 million fair value of the previously held call option, $3.8 million equity method investment, and $5.4 million of noncontrolling interest, offset by the effective settlement of the $10.0 million note payable to I Health.

Goodwill

The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies was allocated to acquired tangible and intangible assets and liabilities based on their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill is primarily attributable to the scale, skill sets, operations, and synergies from the acquisitions that can be leveraged to expand our network and enhance our value and quality of care to our members. Of the total goodwill recognized from the acquisitions that closed in 2025, $250.0 million was assigned to the Care Partners segment, $55.5 million was assigned to the Care Delivery segment, and $141.7 million was assigned to the Care Enablement segment. Transaction costs associated with business acquisitions are expensed as they are incurred.

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

The total amount of goodwill that is expected to be deductible for tax purposes is $423.8 million for acquisitions closed in 2025, subject to certain limitations. The Company had no impairment of its goodwill during the three and nine months ended September 30, 2025 and 2024.

The change in the carrying value of goodwill for the nine months ended September 30, 2025, was as follows (in thousands):

Amount
Balance at January 1, 2025	$419,253
Acquisitions	447,163
Adjustments	(3,150)
Balance at September 30, 2025	$863,266

Measurement Period Adjustments for Prior Period Acquisitions

Measurement period adjustments for the nine months ended September 30, 2025 impacted receivables, net; other receivables; accounts payable and accrued expenses; and medical liabilities for Advanced Health Management Systems, L.P. (“AHMS”) and Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks (collectively, “CHS”). As of September 30, 2025, the Company finalized the purchase price allocation for AHMS and is in the process of finalizing CHS. Therefore, the CHS balances are subject to change as a result of any working capital adjustments, primarily for the finalization of medical liabilities and CHS’ participation in government savings programs for the 2024 performance year.

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

AHMS

On March 31, 2024, a wholly owned subsidiary of the Company, purchased all of the outstanding general and limited partnership interests of AHMS. AHMS’s wholly owned subsidiary operates a Restricted Knox-Keene licensed health plan in Los Angeles, California. The total consideration for the acquisition was $60.9 million, consisting of $63.9 million cash funded upon the close date and $3.0 million due from the seller based on estimated working capital adjustments.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

	CHS	AHMS
Total purchase consideration:
Cash paid	$35,322	$63,935
Purchase price due to (from) seller	6,944	(2,995)
Contingent consideration	5,154	—
Common stock issued and replacement awards	118	—
	$47,538	$60,940

Assets:
Cash and cash equivalents	$4,556	$33,950
Receivables	102,447	11,007
Other receivables	36,766	—
Prepaid expenses and other current assets	356	36
Intangible assets	14,200	23,600
Goodwill	9,161	25,571
Investments in other entities – equity method	3,121	—
Restricted cash	—	300
Total assets acquired	$170,607	$94,464

Liabilities:
Accounts payable and accrued expenses	$69,258	$13,001
Medical liabilities	53,889	14,093
Non-controlling interest	(78)	—
Deferred tax liability	—	6,430
Total liabilities assumed	$123,069	$33,524

Total net assets acquired	$47,538	$60,940

Unaudited Pro Forma Financial Information

Operating results of the acquired businesses have been included in our condensed consolidated financial statements. For the period from the acquisition dates through September 30, 2025, the total revenue and net income of our acquisitions closed in 2025, in aggregate, were $308.0 million and $13.1 million, respectively.

The pro forma financial information in the table below presents the combined results of the Company and the acquisitions that occurred during the three and nine months ended September 30, 2025 and 2024, as if the acquisitions had occurred on January 1, 2024. The pro forma financial information presented has been adjusted to exclude Prospect’s historical interest expense as all outstanding debt obligations were settled at closing and not assumed by the Company. The pro forma financial information presented has been adjusted to include the Company’s incremental interest expense, as if the borrowing from the delayed draw term loan credit facility had occurred on January 1, 2024 to finance the purchase of Prospect. The pro forma financial information presented is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company, or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Total revenue	$956,048	$965,839	$2,861,725	$2,939,243
Net income (loss) attributable to Astrana Health, Inc.	$373	$(8,975)	$(4,780)	$27,577

Earnings (loss) per share – basic	$0.01	$(0.19)	$(0.10)	$0.58
Earnings (loss) per share – diluted	$0.01	$(0.19)	$(0.10)	$0.57

4.
Intangible Assets, Net

At September 30, 2025, intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross September 30, 2025	Accumulated Amortization	Net September 30, 2025
Indefinite lived assets:
Trademarks and licenses	N/A	$5,950	$—	$5,950
Amortized intangible assets:
Network relationships	10–21	225,717	(122,160)	103,557
Member relationships	7–14	196,577	(38,640)	157,937
Other(1)	3–20	40,310	(22,694)	17,616
		$468,554	$(183,494)	$285,060
(1)
Other consists of management contracts, a patient management platform, trade name/trademarks, and developed technology.

At December 31, 2024, intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2024	Accumulated Amortization	Net December 31, 2024
Indefinite lived assets:
Trademarks and licenses	N/A	$4,050	$—	$4,050
Amortized intangible assets:
Network relationships	10–21	171,917	(114,046)	57,871
Member relationships	7–14	73,077	(22,406)	50,671
Other(1)	5–20	26,010	(20,423)	5,587
		$275,054	$(156,875)	$118,179
(1)
Other consists of management contracts, a patient management platform, trade name/trademarks, and developed technology.

For the three months ended September 30, 2025 and 2024, the Company recognized amortization expense of $14.2 million and $6.7 million, respectively, in depreciation and amortization in the accompanying condensed consolidated statements of income. For the nine months ended September 30, 2025 and 2024, the Company recognized amortization expense of $26.6 million and $18.0 million, respectively, in depreciation and amortization in the accompanying condensed consolidated statements of income. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three and nine months ended September 30, 2025 and 2024.

Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount
2025 (excluding the nine months ended September 30, 2025)	$14,093
2026	55,108
2027	44,125
2028	35,715
2029	28,621
Thereafter	101,448

Total	$279,110

5.
Investments in Other Entities

Equity Method

The Company has invested in several entities in the healthcare industry similar to the Care Partners, Care Delivery and Care Enablement segments. The Company holds a range of 25% – 51% equity interest in these investments that are accounted for under the equity method, as the Company has the ability to exercise significant influence, but not control over operations. For the three and nine months ended September 30, 2025, the Company recognized income from equity method investments of $1.0 million and $0.5 million, respectively, within the accompanying condensed consolidated statements of income. For the three and nine months ended September 30, 2024, the Company recorded income from equity method investments of $1.4 million and $2.9 million, respectively, within the accompanying condensed consolidated statements of income. Equity method investments are subject to impairment evaluation. No impairment loss was recorded related to equity method investments for the three and nine months ended September 30, 2025 and 2024.

The following tables summarize the Company’s equity method investments as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	% of Ownership	September 30, 2025	December 31, 2024
LaSalle Medical Associates – IPA line of business	25%	$14,169	$13,128
CAIPA MSO, LLC	30%	—	14,612
I Health, Inc.	25%	—	6,077
Other(1)	25% – 51%	4,293	5,502
		$18,462	$39,319
(1)
Other consists of smaller equity method investments.

The Company records its investments in certain non-consolidated VIEs within investments in other entities – equity method in the accompanying condensed consolidated balance sheets. These entities were determined to be VIEs but are not consolidated. Despite providing financial support to these entities, the Company lacks a controlling financial interest and is not the primary beneficiary. Thus, these VIEs are accounted for under the equity method of accounting. As of September 30, 2025, the Company’s maximum exposure to loss was $2.0 million, which represents the carrying value of the Company’s investments in the non-consolidated VIEs.

I Health, Inc.

On July 1, 2025, the Company paid cash to acquire an additional 37.5% equity interest in I Health by exercising the I Health Call Option (see Note 3 — “Business Combinations and Goodwill”). As of September 30, 2025, the Company held a 62.5% equity interest in I Health, and became the primary beneficiary with majority controlling interest. As such, as of September 30, 2025, I Health was a consolidated entity of the Company and no longer an equity method investment.

CAIPA MSO, LLC

On July 31, 2025, a wholly owned subsidiary of the Company sold its 30% ownership in CAIPA MSO, LLC for a cash payment of $15.1 million.

Investments in Privately Held Entities

The Company accounts for certain equity investments using the cost basis, adjusted for observable price changes and impairments, when there is no readily determinable fair value. Observable price changes and impairments are recognized in net income. As of both September 30, 2025, and December 31, 2024, our investments in privately held entities were $8.9 million, for which a fair value is not readily determinable and we do not have significant influence. During the nine months ended September 30, 2025 and 2024, there were no observable price changes to these investments.

6.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and other accruals	$58,499	$16,774
Capitation payable	25,340	10,639
Professional fees	4,828	5,809
Due to related parties	6,911	7,924
Accrued compensation	30,098	22,409
Other provider payable	84,071	42,587
Total accounts payable and accrued expenses	$209,747	$106,142

7.
Medical Liabilities

The Company’s medical liabilities consisted of the following (in thousands):

	September 30, 2025	September 30, 2024
Medical liabilities, beginning of period	$209,039	$106,657
Acquired	114,922	32,106
Components of medical care costs related to claims incurred:
Current period	1,368,556	793,501
Prior periods	(4,711)	(4,513)
Total medical care costs	1,363,845	788,988
Payments for medical care costs related to claims incurred:
Current period	(1,076,400)	(638,728)
Prior periods	(184,598)	(101,859)
Claims paid for acquired balance	(92,839)	(26,885)
Total paid	(1,353,837)	(767,472)

Medical liabilities, end of period	$333,969	$160,279

8.
Credit Facility and Bank Loans

The Company’s debt balance consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Term Loans	$942,209	$281,500
Revolver Loan	122,000	146,732
Promissory Note Payable	—	9,875
Total debt	1,064,209	438,107

Less: Current portion of debt	(47,865)	(9,375)
Less: Unamortized financing costs	(14,318)	(3,433)

Long-term debt	$1,002,026	$425,299

The estimated fair value of the Company’s long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of September 30, 2025 and December 31, 2024, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

The following are the future commitments, as of September 30, 2025, of the Company’s debt for the years ending December 31 (in thousands):

Amount
2025 (excluding the nine months ended September 30, 2025)	$11,967
2026	47,865
2027	65,814
2028	71,798
2029	89,746
Thereafter	777,019

Total	$1,064,209

Credit Facility

Second Amended and Restated Credit Agreement

On February 26, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement,” and the credit facility thereunder, the “Second Amended and Restated Credit Facility”) with Truist Bank, in its capacities as administrative agent for the lenders, issuing bank, swingline lender and a lender, and the banks and other financial institutions from time to time party thereto, to, among other things, amend and restate that certain amended credit agreement, dated June 16, 2021, by and among the Company, Truist Bank, and certain lenders thereto, in its entirety. The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility (“Revolver Loan”) to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility (“Term Loan”) to the Company of $250.0 million, and (c) a five-year delayed draw term loan credit facility (“DDTL A”) to the Company of $745.0 million. The term loan A and revolving credit facilities were used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, pay transaction costs and expenses arising in connection with the Second Amended and Restated Credit Agreement, and provide for working capital needs and other general corporate purposes, and, in addition to the foregoing, the revolving credit facility was used to finance certain future permitted acquisitions and permitted investments and capital expenditures. On July 1, 2025, the Company drew down $707.3 million of the $745.0 million DDTL A to finance the Prospect acquisition and terminated the remainder of the commitment. As a result, the Company had a combined borrowing of $942.2 million on its term loans under the Second Amended and Restated Credit Agreement (the Term Loan and the DDTL A collectively, “Term Loans”). The maturity of the Term Loans remains February 26, 2030.

Amounts borrowed under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for term Secured Overnight Financing Rate (“SOFR”) published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of September 30, 2025, the Company had outstanding borrowings under the Revolver Loan and Term Loans of $122.0 million and $942.2 million, respectively, and the interest rate on the loans was 5.91%.

The Second Amended and Restated Credit Agreement requires the Company to pay a commitment fee of 0.175% to 0.35% multiplied by the daily amount of the unused revolving commitments during the availability period, with such fee determined on a quarterly basis based on the Company’s leverage ratio, and a ticking fee on the delayed draw term loan facility of 0.175% to 0.35% multiplied by the average daily unused portion of delayed draw term loan commitments, with such fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to comply with two financial ratios, each calculated on a consolidated basis. The Company must maintain (commencing with the fiscal quarter ending June 30, 2025) (x) a maximum consolidated total net leverage ratio of not greater than (a) 5.00 to 1.00 as of the last day of each fiscal quarter ending prior to March 31, 2027, and (b) 4.50 to 1.00 as of the last day each fiscal quarter thereafter and (y) a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00 as of the last day of each fiscal quarter. The Second Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with various affirmative covenants, including, without limitation, furnishing updated financial and other information, preserving existence and entitlements, maintaining properties and insurance, complying with laws, maintaining books and records, and requiring any new subsidiary meeting a materiality threshold specified in the Second Amended and Restated Credit Agreement to become a guarantor thereunder and paying obligations.

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

The Company and its subsidiary, Astrana Health Management, Inc. (“AHM”), have granted the lenders a security interest in all of their assets, including stock and other equity issued by their subsidiaries, pursuant to the Amended and Restated Guaranty and Security Agreement, dated as of February 26, 2025, by and among the Company, as borrower, and AHM, as guarantor, in favor of Truist Bank, which amends and restates that certain guaranty and security agreement dated as of September 11, 2019, in its entirety. The Second Amended and Restated Credit Agreement contains certain customary events of default. If any event of default occurs and continues under the Second Amended and Restated Credit Agreement, the lenders may terminate their commitments, and may require the Company and its guarantors to repay outstanding debt and/or provide a cash deposit as additional security for outstanding letters of credit. In addition, the agent, on behalf of the lenders, may pursue other remedies, including, without limitation, transferring pledged securities of the Company’s subsidiaries in the name of the agent and exercising all rights with respect thereto (including the right to vote and to receive dividends), collect on pledged accounts, instruments and other receivables, and other rights provided by law.

Deferred Financing Costs

The Company paid debt financing costs of $24.2 million related to the issuance of the Second Amended and Restated Credit Agreement and the $707.3 million draw down on the DDTL A. Of the $24.2 million debt financing, $19.2 million was deferred and amortized over the life of the Second Amended and Restated Credit Agreement and $5.0 million was expensed within other expense on the accompanying condensed consolidated statements of income at the time of the amendment.

As of September 30, 2025, unamortized deferred financing costs for the Revolver Loan and Term Loans were $5.5 million, and $14.3 million, respectively. As of December 31, 2024, unamortized deferred financing costs for the Revolver Loan and Term Loan were $0.9 million and $3.4 million, respectively. Deferred financing costs associated with the Term Loans are presented as a direct reduction against the amounts borrowed on the Term Loans and amortized over the life of the loan using the effective interest rate method. Prior to the funding of the DDTL A on July 1, 2025, the associated deferred financing costs were in other assets in the accompanying condensed consolidated balance sheets and amortized using the straight-line method. Deferred financing costs associated with the Revolver Loan are recognized in other assets in the accompanying condensed consolidated balance sheets and amortized over the life of the loans using the straight-line method. Interest expense in the condensed consolidated statements of income includes amortization of deferred debt issuance costs.

Promissory Note Payable

I Health, Inc. Promissory Note Payable – Related Party

The Company entered into a promissory note agreement with I Health in April 2024, which matures on March 31, 2027. As of December 31, 2024, the Company held a principal amount of $9.9 million. On July 1, 2025, the Company paid cash to acquire an additional 37.5% equity interest in I Health by exercising the I Health Call Option (see Note 3 — “Business Combination and Goodwill”), thereby owning 62.5% equity interest and becoming the primary beneficiary with majority controlling interest. As of September 30, 2025, I Health was a consolidated entity of the Company, and the promissory note principal was eliminated upon consolidation.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the nine months ended September 30, 2025 and 2024, was 6.33% and 7.08%, respectively.

9.
Mezzanine Deficit and Stockholders’ Equity

Mezzanine Deficit

APC

As the redemption feature of APC’s shares of common stock is not solely within the control of APC, the equity of APC, a consolidated affiliate of the Company, does not qualify as permanent equity and has been classified as non-controlling interests in mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of September 30, 2025 and December 31, 2024.

Stockholders’ Equity

As of September 30, 2025, 41,048 holdback shares have not been issued to certain former AHM shareholders who were AHM shareholders at the time of closing of the 2017 merger of Astrana with AHM, as they have yet to submit properly completed letters of transmittal to Astrana in order to receive their pro rata portion of Astrana common stock as contemplated under the 2017 merger agreement. Pending such receipt, such former AHM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 merger. The condensed consolidated financial statements have treated such shares of common stock as outstanding, given that the receipt of the letter of transmittal is considered perfunctory, and the Company is legally obligated to issue these shares in connection with the 2017 merger.

Treasury Stock

As of September 30, 2025 and December 31, 2024, APC owned 6,132,802 and 7,132,698 shares of Astrana’s common stock, respectively. While such shares of Astrana’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the condensed consolidated financial statements. APC’s ownership in Astrana was 11.05% and 12.96% as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, the Company repurchased 300,000 shares of the Company’s common stock from APC, pursuant to a stock repurchase agreement dated January 17, 2025, for an aggregate purchase price of approximately $10.6 million. These shares were included in treasury stock before the repurchase. There was no similar type of repurchase during the nine months ended September 30, 2024.

As of September 30, 2025 and December 31, 2024, the Company had repurchased 3,804,365 and 3,471,151 shares, respectively, of its common stock. These are included as treasury stock.

As of September 30, 2025 and December 31, 2024, the total treasury stock, including the Company’s stock held by APC, was 9,937,167 and 10,603,849, respectively.

APC Dividends

During the nine months ended September 30, 2025, the APC board approved the distribution of 699,896 of Astrana shares owned by APC and a cash distribution of $5.4 million to its shareholders. These shares were owned by APC, a consolidated VIE of Astrana, and carved out from Astrana’s economic interest and performance metrics. They are for the sole benefit of APC and its common shareholders and do not affect net income attributable to Astrana. During the nine months ended September 30, 2024, no dividends were declared to the APC shareholders.

10.
Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with the issuance of restricted stock awards, restricted stock units and shares under the ESPP within cost of service and general and administrative expenses in the accompanying condensed consolidated statements of income.

During the three months ended September 30, 2025 and 2024, the Company recognized $7.7 million and $6.2 million in in stock-based compensation expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $27.2 million and $19.3 million in stock-based compensation expense, respectively.

Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2025, was $45.0 million.

11.
Commitments and Contingencies

Regulatory Matters

Laws and regulations governing the Medicare program and healthcare generally are complex and subject to interpretation. While the Company believes it complies with applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action. Failure to comply with such laws and regulations may result in fines, penalties, and/or exclusion from the Medicare and Medi-Cal programs.

The Company’s affiliated risk-bearing organizations are required to follow the regulations of the Department of Managed Health Care (“DMHC”). They must comply with a minimum working capital requirement, a tangible net equity (“TNE”) requirement, a cash-to-claims ratio, and claims payment requirements prescribed by the DMHC. TNE is defined as total assets minus total liabilities, reduced by the value of intangible assets and unsecured obligations of officers, directors, owners, or affiliates outside of the normal course of business, plus subordinated obligations.

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

Standby Letters of Credit and Surety Bonds

The Company established irrevocable standby letters of credit with Truist Bank under the Second Amended and Restated Credit Agreement for a total of $26.0 million for the benefit of CMS and certain health plans as of September 30, 2025. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present or any future expiration date.

Certain affiliated IPAs consolidated by the Company established irrevocable standby letters of credit for a total of $2.1 million for the benefit of certain health plans as of September 30, 2025. The loan under which the standby letters of credit can be issued had an original loan availability of $4.1 million. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

The Company currently has several surety bonds as required by CMS. The bonds total approximately $46.4 million in the aggregate, as of September 30, 2025. The bonds expire on various dates through December 31, 2030.

Litigation

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of its business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable, or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, the Company’s ultimate liability in connection with these matters is not expected to have a material adverse effect on the Company’s results of operations, financial position, or cash flows, and, except for the matter set forth below, the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to the Company’s results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

CFC Health Plan, Inc. – Arbitration Proceeding

Prior to the acquisition of AHMS, CFC Health Plan, Inc. (“CFC HP”), now a wholly owned subsidiary of the Company, was engaged in arbitration with a provider associated with CFC HP (“CFC HP Provider”). Specifically, on or about October 23, 2023, the CFC HP Provider initiated arbitration proceedings by filing a Demand for Arbitration, alleging breach of contract and fraud related to CFC HP’s purported failure to pay for services in accordance with the terms of a hospital services agreement. These proceedings have continued following the acquisition and remain ongoing. On or about August 8, 2025, the CFC HP Provider filed a First Amended Demand for Arbitration, further alleging that CFC HP never intended to comply with the payment terms of the contract. Discovery and settlement discussions are currently in progress. Based on the information available, the Company has determined that a loss related to this arbitration is probable, as defined under ASC 450, “Contingencies”. Accordingly, for the three and nine months ended September 30, 2025, the Company recorded a charge of $13.0 million, in the accompanying condensed consolidated statements of income in connection with this matter.

As part of the acquisition of AHMS, given the ongoing arbitration proceedings between the CFC HP Provider and CFC HP (the “CFC HP Arbitration”), the Company and the sellers of CFC HP entered into a side letter to the purchase agreement that required $14.0 million of the purchase price be placed in an escrow account and used as the sole means for satisfying any claims by the Company related to losses incurred in the CFC HP Arbitration. The Company plans to seek reimbursement for the loss from the CFC HP Arbitration through a claim to the escrow funds.

Liability Insurance

The Company believes that its insurance coverage is appropriate based upon the Company’s claims experience and the nature and risks of the Company’s business. In addition to the known incidents that have resulted in the assertion of claims, the Company cannot be certain that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against the Company, the Company’s affiliated professional organizations, or the Company’s affiliated hospitalists in the future, where the outcomes of such claims are unfavorable. The Company believes that the ultimate resolution of all pending claims — including potential liabilities in excess of the Company’s insurance coverage — will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on the Company’s business. Contracted physicians are required to obtain their own insurance coverage.

Although the Company currently maintains liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs and on favorable terms.

12.
Related-Party Transactions

Equity Method Investments

During the three months ended September 30, 2025 and 2024, the Company paid approximately $1.1 million and $1.7 million, respectively, to our equity method investments, for management fee and provider services. During the nine months ended September 30, 2025 and 2024, the Company paid approximately $4.9 million and $4.1 million, respectively, to our equity method investments, for management fee services, provider services, and interest expense. See Note 5 — “Investments in Other Entities — Equity Method”.

Astrana Board Members and Officers

During the three months ended September 30, 2025 and 2024, the Company incurred rent expenses of approximately $1.2 million and $1.3 million, respectively, from certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. During the nine months ended September 30, 2025 and 2024, the Company recognized approximately $3.7 million and $3.0 million, respectively, in rent expense from the same properties. As of September 30, 2025, and December 31, 2024, the Company’s operating right-of-use asset balance included $6.6 million and $2.7 million, respectively, and the Company’s operating lease liabilities included $7.0 million and $2.7 million, respectively, for certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. The chief executive officer of Allied Pacific Holdings Investment Management, LLC, is a member of the Company’s board of directors.

The Company has a Simple Agreement for Future Equity (“SAFE”) with Third Way Health. As of September 30, 2025, and December 31, 2024, the investment was $6.0 million and presented within investments in privately held entities on the condensed consolidated balance sheets. During the three months ended September 30, 2025 and 2024, the Company incurred approximately $0.7 million and $0.4 million, respectively, in expenses payable to Third Way Health for call center and credentialing services. During the nine months ended September 30, 2025 and 2024, the Company incurred approximately $3.9 million and $2.1 million, respectively, in expenses for call center services. One of Astrana’s officers is a board member of Third Way Health.

The Company has an agreement with AHMC Healthcare Inc. (“AHMC”) for services provided to the Company, involving payment for hospital and other inpatient related services, at rates similar to other hospitals which the Company contracts with. Revenue with AHMC consists of capitation, risk pool, and miscellaneous fees, while expenses include claims expenses. One of the Company’s directors is an officer of AHMC.

The following tables set forth revenue recognized and fees incurred related to AHMC for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$7,286	$11,167	$18,631	$33,944
Expenses	45,874	9,169	123,873	24,134
Net	$(38,588)	$1,998	$(105,242)	$9,810

The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the three months ended September 30, 2025 and 2024, the Company had recognized risk pool revenues of $5.2 million and $9.4 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company had recognized risk pool revenues of $13.1 million and $28.5 million, respectively. As of September 30, 2025 and December 31, 2024, $59.4 million and $47.7 million remained in outstanding risk pool receivables, respectively.

APC Board Members

During the three months ended September 30, 2025 and 2024, the Company paid an aggregate of approximately $5.3 million and $4.6 million, respectively, to board members for provider services, which included approximately $1.2 million and $0.8 million, respectively, to Astrana board members and officers who are also board members and officers of APC. During the nine months ended September 30, 2025 and 2024, the Company paid an aggregate of approximately $14.5 million and $14.1 million, respectively, to board members for provider services, which included approximately $2.4 million and $2.2 million, respectively, to Astrana board members and officers who are also board members and officers of APC.

Intercompany Transactions

Because of corporate practice of medicine laws, the Company uses designated shareholder professional corporations, of which the sole shareholder is a member of the Company’s key personnel, to engage in certain transactions and make intercompany loans from time to time. These corporations are reported on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related-party transactions.

13.
Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740 “Income Taxes”. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

On an interim basis, the Company estimates what its anticipated annual effective tax rate will be, and records a quarterly income tax provision in accordance with the estimated annual rate, plus the tax effect of certain discrete items that arise during the quarter. As the fiscal year progresses, the Company refines its estimates based on actual events and financial results during the quarter. This process can result in significant changes to the Company’s estimated effective tax rate. When this occurs, the income tax provision is adjusted during the quarter in which the estimates are refined, so that the year-to-date provision reflects the estimated annual effective tax rate. These changes, along with adjustments to the Company’s deferred taxes and related valuation allowance, may create fluctuations in the overall effective tax rate from quarter to quarter.

The Company’s effective income tax rate for the nine months ended September 30, 2025 and 2024, was 45.4% and 30.2%, respectively. The tax rate for the nine months ended September 30, 2025, differed from the U.S. federal statutory rate primarily due to non-deductible expenses, state income taxes, and income from flow-through entities.

If recognized, $1.2 million of the unrecognized tax benefits as of September 30, 2025, would reduce the annual effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. For the period ended September 30, 2025, the Company had recognized $93,000 of interest and penalties related to unrecognized tax benefits on its condensed consolidated balance sheets.

The Company is subject to U.S. federal income tax as well as state income tax in certain U.S. states. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2021 through December 31, 2024, and for the years ended December 31, 2021 through December 31, 2024, respectively.

Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes several measures affecting corporations and other business entities, was signed into law. The Company expects to see impacts from the following changes, including the restoration of 100% bonus depreciation, allowing the current year deduction of research and development expenses, and changing the 163j interest limitation from earnings before tax to EBITDA. The Company anticipates that the OBBBA will reduce the federal and state income tax payables in the current year but will not have a material impact on tax expenses/(benefits).

14.
Earnings Per Share

Basic earnings per share are calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and are calculated by dividing net income attributable to Astrana by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted earnings per share are calculated using the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period, using the as-if converted method for secured convertible notes and preferred stock, and the treasury stock method for options and common stock warrants. The non-controlling interests in APC are allocated their share of Astrana’s income from APC’s ownership of Astrana common stock, and this is included in the net income attributable to non-controlling interest on the condensed consolidated statements of income, therefore, none of the shares of Astrana held by APC are considered outstanding for the purpose of basic or diluted earnings per share computation.

As of September 30, 2025 and December 31, 2024, the total treasury stock, including the Company’s stock held by APC, was 9,937,167 and 10,603,849, respectively. These are treated as treasury shares for accounting purposes, and are not included in the number of shares of common stock outstanding used to calculate earnings per share.

The following potentially dilutive outstanding securities were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive or the conditions to issue such shares were not achieved as of September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	113,490	155,990	117,562	155,990
Restricted stock awards and units	474,786	—	565,767	—
Contingently issuable shares	1,083,539	1,085,808	1,096,617	1,085,808
Total potentially dilutive securities	1,671,815	1,241,798	1,779,946	1,241,798

Below is a summary of the earnings per share computations:

Three months ended September 30,	2025	2024
Earnings per share – basic	$0.01	$0.34
Earnings per share – diluted	$0.01	$0.33
Weighted average shares of common stock outstanding – basic	49,217,134	47,686,841
Weighted average shares of common stock outstanding – diluted	49,473,417	48,223,788

Nine months ended September 30,	2025	2024
Earnings per share – basic	$0.34	$1.05
Earnings per share – diluted	$0.33	$1.04
Weighted average shares of common stock outstanding – basic	49,005,363	47,521,368
Weighted average shares of common stock outstanding – diluted	49,311,384	47,960,686

Below is a summary of the shares included in the diluted earnings per share computations:

Three months ended September 30,	2025	2024
Weighted average shares of common stock outstanding – basic	49,217,134	47,686,841
Stock options	72,442	169,785
Restricted stock awards and units and ESPP shares	50,807	321,348
Contingently issuable shares	133,034	45,814
Weighted average shares of common stock outstanding – diluted	49,473,417	48,223,788

Nine months ended September 30,	2025	2024
Weighted average shares of common stock outstanding – basic	49,005,363	47,521,368
Stock options	92,831	155,309
Restricted stock awards and units and ESPP shares	74,038	243,806
Contingently issuable shares	139,152	40,203
Weighted average shares of common stock outstanding – diluted	49,311,384	47,960,686

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

Some states have laws that prohibit business entities with non-physician owners — such as Astrana and its subsidiaries — from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions by physicians. These laws are generally referred to as corporate practice of medicine laws. States that have corporate practice of medicine laws permit only physicians to practice medicine, exercise control over medical decisions, or engage in certain arrangements — such as fee-splitting — with physicians.

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

The following table includes assets that can only be used to settle the liabilities of the Company’s VIEs, and to which the creditors of Astrana have no recourse, and liabilities to which the creditors of the Company’s VIEs have no recourse to the general credit of Astrana, as the primary beneficiary of the VIEs. The assets and liabilities of VIEs relating to the close of Prospect are included in the accompanying condensed consolidated balance sheet as of September 30, 2025. These assets and liabilities of the Company’s VIEs, with the exception of investments in affiliates and amounts due to, or from, affiliates, which are eliminated upon consolidation, are included in the accompanying condensed consolidated balance sheets (in thousands).

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$216,574	$158,922
Investments in marketable securities	1,114	2,259
Receivables, net (including amounts with related parties)	207,555	132,228
Other receivables	2,624	15,303
Prepaid expenses and other current assets	13,561	10,161
Amount due from affiliates(1)	30,569	—
Loan receivable	933	—
Total current assets	472,930	318,873

Non-current assets
Property and equipment, net	42,271	5,875
Intangible assets, net	227,335	87,840
Goodwill	526,803	243,283
Income taxes receivable, non-current	15,943	15,943
Loans receivable, non-current	264	—
Investments in other entities – equity method	16,472	15,442
Investment in a privately held entity	405	405
Investment in affiliates(1)	173,865	224,894
Operating lease right-of-use assets	26,924	21,585
Other assets	3,587	3,059
Total non-current assets	1,033,869	618,326

Total assets	$1,506,799	$937,199

	September 30, 2025	December 31, 2024
Current liabilities
Accounts payable and accrued expenses	$110,569	$43,800
Fiduciary accounts payable	4,476	8,223
Medical liabilities	189,411	105,486
Income tax payable	27,604	11,041
Operating lease liabilities	5,361	3,487
Other liabilities	5,219	2,509
Amount due to affiliates(1)	—	48,142

Total current liabilities	342,640	222,688

Non-current liabilities
Deferred tax liability	9,219	11,237
Operating lease liabilities, net of current portion	24,744	21,012
Other long-term liabilities	6,665	1,139

Total non-current liabilities	40,628	33,388

Total liabilities	$383,268	$256,076
(1)
Investment in affiliates includes APC’s investment in Astrana. While such shares of Astrana’s common stock are legally issued to APC and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the condensed consolidated financial statements. Amounts due to, or from, affiliates are receivables or payables with Astrana’s subsidiaries. As a result, these balances are eliminated upon consolidation and are not reflected on Astrana’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
16.
Leases

The Company has operating leases for corporate and medical offices. These leases have remaining lease terms ranging from 7 months to 20 years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. These leases consist of payments that are fixed or variable. Variable lease payments are based on an index or a rate such as the Consumer Price Index.

Operating lease costs for the three months ended September 30, 2025 and 2024 were $4.7 million and $3.2 million, respectively. Operating cash flows from operating leases for the three months ended September 30, 2025 and 2024 were $3.9 million and $3.1 million, respectively. Operating lease costs for the nine months ended September 30, 2025 and 2024 were $11.9 million and $9.4 million, respectively. Operating cash flows from operating leases for the nine months ended September 30, 2025 and 2024 were $10.1 million and $8.7 million, respectively.

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.

Other information related to operating leases was as follows:

	Nine Months Ended September 30,
	2025	2024

Weighted Average Remaining Lease Term	6.35 years	6.93 years

Weighted Average Discount Rate	6.79%	6.68%

The following are future minimum lease payments under non-cancellable operating leases for the years ending December 31 (in thousands):

Operating Leases
2025 (excluding the nine months ended September 30, 2025)	$2,362
2026	9,292
2027	7,859
2028	6,927
2029	5,420
Thereafter	15,066

Total future minimum lease payments	46,926
Less: imputed interest	9,574
Total lease liabilities	37,352
Less: current portion	7,181
Long-term lease liabilities	$30,171

17.
Segments

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”). Factors used in determining the reportable business segments include the nature of operating activities and the type of information presented to the Company's chief operating decision maker (“CODM”) to evaluate results of operations and allocate resources. The Company currently has three reportable segments consisting of: 1) Care Partners; 2) Care Delivery; and 3) Care Enablement (See Note 1 —“Description of Business”). The Company integrated the Prospect Acquisition into its three reportable segments.

For the Company’s Care Partners segment, revenue is primarily comprised of capitation and risk pool settlements and incentives. Cost of service for this segment is primarily capitation and claims expenses.

For the Company’s Care Delivery segment, revenue is primarily earned based on fee-for-service reimbursements, capitation, and performance-based incentives. Cost of service for this segment is primarily medical supplies costs and salary expenses related to medical staff and clinic employees.

For the Company’s Care Enablement segment, revenue is primarily comprised of management and software fees, charged as a percentage of gross revenue or on a per-member-per-month basis. Cost of service for this segment is primarily MSO salary expenses.

The Company's CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments based on segment revenue growth and operating income. The CODM uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. All revenues of the Company are derived from the United States. The CODM does not evaluate the Company’s segments using asset information. The significant segment expenses that comprise operating income, as a measure used by the CODM in evaluating operating segment performance, do not differ from the operating expenses as presented on the condensed consolidated statements of income.

In the normal course of business, the Company’s reportable segments enter into transactions with each other. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues recognized by a segment and expenses incurred by the counterparty are eliminated in consolidation and do not affect consolidated results.

Corporate costs are unallocated and primarily include corporate initiatives, corporate infrastructure costs, and corporate shared costs such as finance, human resources, legal, and executives.

Certain amounts disclosed in prior periods have been recast to conform to the current period presentation. Specifically, depreciation and amortization expense is disclosed separately from general and administrative expenses in the accompanying segment table for the three and nine months ended September 30, 2024. The following tables present information about our segments (in thousands):

	Three Months Ended September 30, 2025
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$897,730	$42,762	$15,556	$—		$—	$956,048
Intersegment	—	44,109	71,784	(115,893)		—	—
Total revenues	897,730	86,871	87,340	(115,893)		—	956,048

Cost of services	788,427	72,210	44,067	(45,848)		—	858,856
General and administrative	72,066	14,346	17,756	(69,964)		28,183	62,387
Depreciation and amortization	11,953	1,332	2,115	—		195	15,595
Total expenses	872,446	87,888	63,938	(115,812)		28,378	936,838

Income (loss) from operations	$25,284	$(1,017)	$23,402	$(81)	(1)	$(28,378)	$19,210

	Three Months Ended September 30, 2024
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$455,760	$20,083	$2,867	$—		$—	$478,710
Intersegment	—	14,645	38,063	(52,708)		—	—
Total revenues	455,760	34,728	40,930	(52,708)		—	478,710

Cost of services	369,835	29,114	19,604	(13,335)		—	405,218
General and administrative	40,923	6,478	14,457	(39,370)		15,315	37,803
Depreciation and amortization	6,216	493	555	—		—	7,264
Total expenses	416,974	36,085	34,616	(52,705)		15,315	450,285

Income (loss) from operations	$38,786	$(1,357)	$6,314	$(3)	(1)	$(15,315)	$28,425

	Nine Months Ended September 30, 2025
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$2,130,123	$79,465	$21,655	$—		$—	$2,231,243
Intersegment	—	79,187	146,146	(225,333)		—	—
Total revenues	2,130,123	158,652	167,801	(225,333)		—	2,231,243

Cost of services	1,837,361	127,223	101,014	(80,842)		—	1,984,756
General and administrative	151,043	30,961	33,991	(144,425)		85,439	157,009
Depreciation and amortization	22,535	2,448	4,019	—		346	29,348
Total expenses	2,010,939	160,632	139,024	(225,267)		85,785	2,171,113

Income (loss) from operations	$119,184	$(1,980)	$28,777	$(66)	(1)	$(85,785)	$60,130

	Nine Months Ended September 30, 2024
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third-Party	$1,301,355	$59,179	$8,797	$—		$—	$1,369,331
Intersegment	—	41,125	101,579	(142,704)		—	—
Total revenues	1,301,355	100,304	110,376	(142,704)		—	1,369,331

Cost of services	1,049,437	80,160	56,916	(38,091)		—	1,148,422
General and administrative	113,155	18,391	34,904	(104,692)		50,720	112,478
Depreciation and amortization	16,458	1,523	1,820	—		—	19,801
Total expenses	1,179,050	100,074	93,640	(142,783)		50,720	1,280,701

Income (loss) from operations	$122,305	$230	$16,736	$79	(1)	$(50,720)	$88,630

(1)
Income (loss) from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.

18. Fair Value Measurements of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2025, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts(1)	$7,853	$—	$—	$7,853
Marketable securities	1,221	—	—	1,221
Total assets	$9,074	$—	$—	$9,074

Liabilities
Sun Labs remaining equity interest purchase	$—	$—	$7,352	$7,352
CFC contingent consideration	—	—	7,023	7,023
CHS contingent consideration	—	—	6,568	6,568
Other(2)	—	808	15	823
Total liabilities	$—	$808	$20,958	$21,766
(1)
Included in cash and cash equivalents.
(2)
Other consists of the interest rate collar, other contingent consideration liabilities, and the interest rate swap.

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

The change in the fair value of Level 3 liabilities is recognized in other income or general and administrative expenses in the accompanying condensed consolidated statements of income. As of September 30, 2025, the reconciliation of our Level 3 liabilities was as follows (in thousands):

Amount
Balance at January 1, 2025	$28,595
Change in fair value of existing Level 3 liabilities	3,863
Settlement	(11,500)
Balance at September 30, 2025	$20,958

Derivative Financial Instruments

Interest Rate Swap Agreement

On August 7, 2025, the Company entered into an interest rate swap agreement to effectively convert its floating-rate debt to a fixed-rate basis with the principal objective of eliminating or reducing the variability of cash flows in interest payments associated with the Company’s floating-rate debt. The swap involves a notional amount of $200 million, with the Company paying a fixed interest rate of 3.179%. Payments are exchanged monthly, starting August 29, 2025 and continuing through the termination date of August 31, 2029, with the bank having an option to shorten the term to August 31, 2027. See Note 8 — “Credit Facility and Bank Loans” for further information on the Company’s debt. The interest rate swap agreement is not designated as a hedging instrument. Changes in the fair value of the contract are recognized as unrealized gain or loss on investments in the accompanying condensed consolidated statements of income and reflected within other as an adjustment to reconcile net income to cash provided by operating activities in the accompanying consolidated statements of cash flows.

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

I Health Call Option

In March 2024, the Company acquired a 25% equity interest in I Health, including a call option that was amended in May 2025 to allow the Company to purchase an additional 37.5% equity interest through each of the first and second anniversaries from March 31, 2025. On July 1, 2025, the Company paid cash to exercise the first option to purchase a 37.5% additional equity interest, thereby owning 62.5% of I Health. The Company became the primary beneficiary with majority controlling interest and accounted for the acquisition as a step acquisition. As the result of the transaction, the I Health Call Option was part of total consideration transferred for the I Health step acquisition. See Note 3 — “Business Combination and Goodwill”.

Remaining equity interest purchase

In 2021, the Company entered into a financing obligation to purchase the remaining equity interest in Sun Clinical Laboratories (“Sun Labs”). The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $7.4 million as of September 30, 2025 and December 31, 2024, respectively. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other liabilities in the accompanying condensed consolidated balance sheets.

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

In August 2025, the 2024 target and growth metrics were met, and the Company issued 165,293 shares of common stock to the seller to settle the contingent consideration. As a result, the Company recognized $2.6 million in additional paid-in capital from other liabilities, and the contingent liabilities are no longer outstanding. As of December 31, 2024, the AAMG stock contingent consideration for the 2024 growth metric had a fair value of $2.1 million. The 2024 growth metric was considered variable and was presented within other liabilities in the accompanying consolidated balance sheet. Changes in the AAMG stock contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

Community Family Care Medical Group IPA, Inc. (“CFC”)

Upon acquiring certain assets of CFC in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash contingent upon CFC maintaining or exceeding the target member month amount for the first, second, and third measurement period (“CFC contingent consideration”). The first measurement period means the period commencing on the first day of the month immediately following the close of AHMS and ending on the one-year anniversary thereof. The second measurement period is for one year after the first measurement period, and the third measurement period is for one year after the second measurement period. The contingent liability will be paid after achieving the metric in each measurement period. The Company will pay $5.0 million for each metric achieved for each measurement period, or a total of $15.0 million. In the event that the CFC first and/or second contingent consideration metrics are not achieved during the first and/or the second measurement period, if the metric is met within the second and/or third measurement period, there is a catch-up payment that shall be paid concurrently with the payments of the CFC second contingent consideration and/or CFC third contingent consideration. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of membership and assigned probabilities to each such scenario in determining fair value. In July 2025, the Company paid $5.0 million in cash for the first metric of the contingent consideration that was achieved. As of December 31, 2024, the first metric was valued at $4.2 million and was included in other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the second metric was valued at $4.5 million and $3.5 million, respectively, and was included in other liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the third metric was valued at $2.5 million and $2.3 million, respectively, and was included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CFC contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

CHS

Upon acquiring 100% of the equity interest of CHS in 2024, the total consideration of the acquisition included contingent consideration. The contingent consideration will be settled in cash, contingent upon CHS achieving a gross profit per total member months metric for fiscal year 2025 (“CHS 2025 Gross Profit PMPM Metric”) and member enrollment metrics (“CHS Member Enrollment Metrics”) measured over four measurement periods, and an additional fifth measurement period contingent upon acquisition of an entity (the “earnout period”) (collectively, “CHS contingent consideration”). For the CHS Member Enrollment Metrics, the first measurement period means the period commencing on the first day immediately following the closure of CHS and ending on the one-year anniversary thereof. The second, third, fourth, and fifth measurement periods are for one year after each of the previous respective measurement periods. If the metrics are achieved, the contingent liability will be paid after the end of the earnout period. The Company will pay up to $4.8 million for the CHS 2025 Gross Profit PMPM Metric, and up to $4.3 million for each metric achieved for each measurement period, or up to a total of $21.5 million, for the CHS Member Enrollment Metrics. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and membership and assigned probabilities to each such scenario in determining fair value. As of September 30, 2025 and December 31, 2024, the CHS contingent consideration was valued at $6.6 million and $5.6 million, respectively. The CHS 2025 Gross Profit PMPM Metric and CHS Member Enrollment Metrics were included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CHS contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Through our risk-bearing organizations with more than 20,000 contracted physicians, we are responsible for coordinating care in value-based care arrangements for over 1.6 million patients as of September 30, 2025. These covered patients are comprised of managed care members whose health coverage is provided either through their employers, acquired directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care.

Regulatory Trends

The One Big Beautiful Bill Act (the “OBBBA”), signed July 4, 2025, introduces Medicaid work-requirement pilots and tighter provider-tax rules beginning in 2026. The Company expects to see tax impacts from the following changes, including the restoration of 100% bonus depreciation, allowing the current year deduction of research and development expenses, and changing the 163j interest limitation from earnings before tax to EBITDA. The Company anticipates that the OBBBA will reduce the federal and state income tax payables in the current year but will not have a material impact on tax expenses/(benefits). While we are still evaluating the full downstream effects, we believe Astrana is well-positioned to navigate these changes and view these headwinds as manageable. Our diversified footprint, strong track record of Medicaid performance, and investment in care-enablement infrastructure provide meaningful insulation. We remain focused on maintaining continuity of care and supporting our state partners through this policy transition.

Recent Developments

Closing of the Acquisition of Certain Assets and Businesses of Prospect Medical Holdings, Inc. (“Prospect”) (such acquisition, the “Prospect Acquisition”)

On July 1, 2025, we completed the previously announced Prospect Acquisition for a purchase price of $674.9 million. Prospect is a provider-centric risk-bearing healthcare company that operates an integrated healthcare delivery platform enabling a network of over 11,000 providers to successfully participate in value-based care arrangements, thus empowering them to deliver accessible, high-quality care to patients in a cost-effective manner. Prospect enables providers to deliver payer-agnostic, patient-centered care across different lines of business. Prospect also operates a California Restricted Knox-Keene-licensed health plan, a management services organization, a specialty pharmacy, and a fully-accredited acute care hospital. The acquisition significantly expanded the Company’s provider network and enhanced our ability to offer increased access, quality, and value to our members (see Note 3 — “Business Combinations and Goodwill”).

Key Financial Measures and Indicators

Operating Revenues

Our revenue, which is recorded in the period during which services are rendered and earned, primarily consists of capitation revenue as well as risk pool settlements and incentives, management fee income, and fee-for-service (“FFS”) revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.

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

Results of Operations

Astrana Health, Inc.

Condensed Consolidated Statements of Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue
Capitation, net	$863,380	$431,401	$431,979	100%
Risk pool settlements and incentives	30,798	21,779	9,019	41%
Management fee income	15,217	2,747	12,470	454%
Fee-for-services, net	40,080	18,692	21,388	114%
Other revenue	6,573	4,091	2,482	61%

Total revenue	956,048	478,710	477,338	100%

Operating expenses
Cost of services, excluding depreciation and amortization	858,856	405,218	453,638	112%
General and administrative expenses	62,387	37,803	24,584	65%
Depreciation and amortization	15,595	7,264	8,331	115%

Total expenses	936,838	450,285	486,553	108%

Income from operations	19,210	28,425	(9,215)	(32)%

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Other (expense) income
Income from equity method investments	1,019	1,353	(334)	(25)%
Interest expense	(17,718)	(8,856)	(8,862)	100%
Interest income	3,522	3,778	(256)	(7)%
Unrealized loss on investments	(807)	(561)	(246)	44%
Other income	445	2,673	(2,228)	(83)%

Total other expense, net	(13,539)	(1,613)	(11,926)	*

Income before provision for income taxes	5,671	26,812	(21,141)	(79)%

Provision for income taxes	4,594	7,831	(3,237)	(41)%

Net income	1,077	18,981	(17,904)	(94)%

Net income attributable to non-controlling interest	704	2,887	(2,183)	(76)%

Net income attributable to Astrana Health, Inc.	$373	$16,094	$(15,721)	(98)%

Adjusted EBITDA	$68,482	$45,170	$23,312	51.6%

*Percentage change of over 500%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue
Capitation, net	$2,061,451	$1,239,885	$821,566	66%
Risk pool settlements and incentives	60,691	57,564	3,127	5%
Management fee income	20,104	8,429	11,675	139%
Fee-for-services, net	72,848	54,588	18,260	33%
Other revenue	16,149	8,865	7,284	82%

Total revenue	2,231,243	1,369,331	861,912	63%

Operating expenses
Cost of services, excluding depreciation and amortization	1,984,756	1,148,422	836,334	73%
General and administrative expenses	157,009	112,478	44,531	40%
Depreciation and amortization	29,348	19,801	9,547	48%

Total expenses	2,171,113	1,280,701	890,412	70%

Income from operations	60,130	88,630	(28,500)	(32)%

Other (expense) income
Income from equity method investments	532	2,887	(2,355)	(82)%
Interest expense	(32,408)	(25,028)	(7,380)	29%
Interest income	8,170	11,287	(3,117)	(28)%
Unrealized (loss) gain on investments	(837)	415	(1,252)	(302)%
Other (loss) income	(3,487)	4,522	(8,009)	(177)%

Total other expense, net	(28,030)	(5,917)	(22,113)	374%

Income before provision for income taxes	32,100	82,713	(50,613)	(61)%

Provision for income taxes	14,586	25,004	(10,418)	(42)%

Net income	17,514	57,709	(40,195)	(70)%

Net income attributable to non-controlling interest	1,026	7,609	(6,583)	(87)%

Net income attributable to Astrana Health, Inc.	$16,488	$50,100	$(33,612)	(67)%

Adjusted EBITDA	$152,970	$135,332	$17,638	13%

Our condensed consolidated financial statements include the results of operations of Prospect beginning on July 1, 2025, as discussed below.

Risk-Bearing Organizations and Patients

As of September 30, 2025 and 2024, we managed a total of 28 and 18 independent risk-bearing organizations, including both affiliated and non-affiliated, respectively. The total number of patients for whom we managed the delivery of healthcare services was over 1.6 million, and approximately 1.0 million as of September 30, 2025 and 2024, respectively.

Revenue

Total revenue for the three months ended September 30, 2025, was $956.0 million, as compared to $478.7 million for the three months ended September 30, 2024, an increase of $477.3 million, or 100%. The increase in revenue was partially attributable to the acquisition of Prospect, which contributed approximately $308.0 million of revenue from the acquisition date. In addition, capitation revenue increased by $166.5 million primarily as a result of our 2024 acquisitions within our Care Partners segment, along with enrollees transitioning to full risk through our Restricted Knox-Keene plans.

Total revenue for the nine months ended September 30, 2025, was $2,231.2 million, as compared to $1,369.3 million for the nine months ended September 30, 2024, an increase of $861.9 million or 63%. The increase in revenue was partially attributable to the acquisition of Prospect, which contributed approximately $308.0 million of revenue from the date of acquisition. In addition, capitation revenue increased by $556.0 million primarily as a result of our 2024 acquisitions within our Care Partners segment, along with enrollees transitioning to full risk through our Restricted Knox-Keene plans.

Cost of Services, Excluding Depreciation and Amortization

Expenses related to cost of services, excluding depreciation and amortization for the three months ended September 30, 2025, were $858.9 million, as compared to $405.2 million for the same period in 2024, an increase of $453.6 million or 112%. The overall increase was primarily due to increased participation in a value-based Medicare FFS model and medical costs associated with both professional and institutional risk of our Restricted Knox-Keene licensed health plans as a result of our recent acquisitions, of which Prospect attributed approximately $272.3 million from the date of acquisition.

Expenses related to cost of services, excluding depreciation and amortization for the nine months ended September 30, 2025, were $1,984.8 million, as compared to $1,148.4 million for the same period in 2024, an increase of $836.3 million or 73%. The overall increase was primarily due to increased participation in a value-based Medicare FFS model and medical costs associated with both professional and institutional risk of our Restricted Knox-Keene licensed health plans as a result of our recent acquisitions, of which Prospect attributed approximately $272.3 million from the date of acquisition.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025, were $62.4 million, as compared to $37.8 million for the same period in 2024, an increase of $24.6 million or 65%. The increase was primarily due to increased general and administrative expenses, including approximately $14.3 million from the inclusion of Prospect’s results of operations from the date of acquisition and transaction costs incurred for the Prospect Acquisition, as well as general and administrative expenses to support operational growth such as stock-based compensation.

General and administrative expenses for the nine months ended September 30, 2025, were $157.0 million, as compared to $112.5 million for the same period in 2024, an increase of $44.5 million or 40%. The increase was primarily due to increased general and administrative expenses, including approximately $14.3 million from the inclusion of Prospect’s results of operations from the date of acquisition and transaction costs incurred for the Prospect Acquisition, as well as general and administrative expenses to support operational growth such as stock-based compensation.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2025, were $15.6 million, as compared to $7.3 million for the same period in 2024, an increase of $8.3 million or 115% driven by $8.6 million due to the Prospect Acquisition. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses for the nine months ended September 30, 2025, were $29.3 million, as compared to $19.8 million for the same period in 2024, an increase of $9.5 million or 48% driven by $8.6 million due to the Prospect Acquisition. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Interest Expense

Interest expense for the three months ended September 30, 2025, was $17.7 million as compared to $8.9 million for the same period in 2024, an increase of $8.9 million or 100%. The increase in interest expense was primarily due to the increased borrowings under the Second Amended and Restated Credit Facility to finance the Prospect Acquisition, partially offset by a decrease in interest rates on our floating-rate debt, including the interest rate swap agreement entered to manage our interest. Our outstanding borrowings increased to, as of September 30, 2025, $1,064.2 million on the Second Amended and Restated Credit Facility from $432.0 million borrowed under the facility as of September 30, 2024. The interest rate for both the Revolver Loan and Term Loans was 5.91% as of September 30, 2025 and 7.20% as of September 30, 2024. The interest rate swap has a fixed rate of 3.179% and covers $200.0 million of our debt.

Interest expense for the nine months ended September 30, 2025, was $32.4 million as compared to $25.0 million for the same period in 2024, an increase of $7.4 million or 29%. The increase in interest expense was primarily due to the increased borrowings under the Second Amended and Restated Credit Facility to finance the Prospect Acquisition, partially offset by a decrease in interest rates on our floating-rate debt, including the interest rate swap agreement entered to manage our interest. Our outstanding borrowings increased to, as of September 30, 2025, $1,064.2 million on the Second Amended and Restated Credit Facility from $432.0 million borrowed under the facility as of September 30, 2024. The interest rate for the Revolver and Term Loans was 5.91% as of September 30, 2025 and 7.20% as of September 30, 2024. The interest rate swap has a fixed rate of 3.179% and covers $200.0 million of our debt.

Interest Income

Interest income for the three months ended September 30, 2025, was $3.5 million as compared to $3.8 million for the same period in 2024, a decrease of $0.3 million or 7%. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loan receivables. The decrease in interest income was primarily due to a decrease in our cash held in interest bearing bank accounts.

Interest income for the nine months ended September 30, 2025, was $8.2 million as compared to $11.3 million for the same period in 2024, a decrease of $3.1 million or 28%. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loan receivables. The decrease in interest income was primarily due to a decrease in our cash held in interest bearing bank accounts.

Other Income (Loss)

Other income for the three months ended September 30, 2025, was $0.4 million as compared to other income of $2.7 million for the same period in 2024, a decrease of $2.2 million or 83%. The decrease in other income was primarily due to a gain recognized in 2024 on the extinguishment of one of our promissory notes. No similar transaction occurred for the three months ended September 30, 2025.

Other loss for the nine months ended September 30, 2025, was $3.5 million as compared to other income of $4.5 million for the same period in 2024, a decrease of $8.0 million or 177%. The decrease was primarily due to debt issuance costs that were expensed in connection with the Second Amended and Restated Credit Facility, a gain recognized in 2024 on the extinguishment of one of our promissory notes, and a $5.3 million reimbursement in 2024 from Allied Pacific Holdings Investment Management, LLC with no similar transaction occurring in 2025.

Provision for Income Taxes

Provision for income taxes was $4.6 million for the three months ended September 30, 2025, as compared to $7.8 million for the same period in 2024, a decrease of $3.2 million. The decrease in provision for income taxes was primarily due to a decrease in pre-tax income.

Provision for income taxes was $14.6 million for the nine months ended September 30, 2025, as compared to $25.0 million for the same period in 2024, a decrease of $10.4 million. The decrease in provision for income taxes was primarily due to a decrease in pre-tax income.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests for the three months ended September 30, 2025, was $0.7 million, as compared to $2.9 million for the same period in 2024, a decrease of $2.2 million. The decrease was primarily driven by a decrease in net income.

Net income attributable to non-controlling interests for the nine months ended September 30, 2025, was $1.0 million, as compared to $7.6 million for the same period in 2024, a decrease of $6.6 million. The decrease was primarily driven by a decrease in net income.

Net Income Attributable to Astrana Health, Inc.

Our net income attributable to Astrana Health, Inc., for the three months ended September 30, 2025, was $0.4 million, as compared to $16.1 million for the same period in 2024, a decrease of $15.7 million.

Our net income attributable to Astrana Health, Inc., for the nine months ended September 30, 2025, was $16.5 million, as compared to $50.1 million for the same period in 2024, a decrease of $33.6 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2025, was $68.5 million, as compared to $45.2 million for the same period in 2024, an increase of $23.3 million, and was primarily due to the acquisition of Prospect.

Adjusted EBITDA for the nine months ended September 30, 2025, was $153.0 million, as compared to $135.3 million for the same period in 2024, an increase of $17.6 million. The increase was primarily due to the acquisition of Prospect, partially offset by a decrease in operating income as a result of higher utilization and an increase in general and administrative expenses.

See “Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin” below for additional information.

Segment Financial Performance

The Company currently has three reportable segments consisting of Care Partners, Care Delivery, and Care Enablement. We evaluate the performance of our operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses, separate from non-operating factors. The Company integrated the Prospect Acquisition into its three reportable segments. For more information about our segments, see Note 17 — “Segments” to our condensed consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth our revenue and operating income by segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
Segment Revenue	2025	2024	$ Change	% Change
Care Partners	$897,730	$455,760	$441,970	97%
Care Delivery	$86,871	$34,728	$52,143	150%
Care Enablement	$87,340	$40,930	$46,410	113%

	Three Months Ended September 30,
Segment Operating Income (Loss)	2025	2024	$ Change	% Change
Care Partners	$25,284	$38,786	$(13,502)	(35)%
Care Delivery	$(1,017)	$(1,357)	$340	(25)%
Care Enablement	$23,402	$6,314	$17,088	271%

	Nine Months Ended September 30,
Segment Revenue	2025	2024	$ Change	% Change
Care Partners	$2,130,123	$1,301,355	$828,768	64%
Care Delivery	$158,652	$100,304	$58,348	58%
Care Enablement	$167,801	$110,376	$57,425	52%

	Nine Months Ended September 30,
Segment Operating Income (Loss)	2025	2024	$ Change	% Change
Care Partners	$119,184	$122,305	$(3,121)	(3)%
Care Delivery	$(1,980)	$230	$(2,210)	(961)%
Care Enablement	$28,777	$16,736	$12,041	72%

Care Partners Segment

Revenue for the three months ended September 30, 2025, was $897.7 million, as compared to $455.8 million for the three months ended September 30, 2024, an increase of $442.0 million. Operating income for the three months ended September 30, 2025, was $25.3 million, as compared to $38.8 million for the three months ended September 30, 2024, a decrease in operating income of $13.5 million. The increase in revenue was primarily due to recent acquisitions within our Care Partners segment, including $272.8 million in revenue from the Prospect Acquisition. The decrease in operating income was primarily due to the recognition of a $13.0 million loss contingency in the third quarter of 2025.

Revenue for the nine months ended September 30, 2025, was $2,130.1 million, as compared to $1,301.4 million for the nine months ended September 30, 2024, an increase of $828.8 million. Operating income for the nine months ended September 30, 2025, was $119.2 million, as compared to $122.3 million for the nine months ended September 30, 2024, a decrease in operating income of $3.1 million. The increase in revenue was primarily due to recent acquisitions within our Care Partners segment, including $272.8 million from the Prospect Acquisition. The decrease in operating income was primarily due to the recognition of a $13.0 million loss contingency in the third quarter of 2025, offset by $9.9 million of increased income from operations as a result of our recent acquisitions and members transitioning to full risk through our Restricted Knox-Keene plans.

Care Delivery Segment

Revenue for the three months ended September 30, 2025, was $86.9 million, as compared to $34.7 million for the three months ended September 30, 2024, an increase of $52.1 million. Operating loss for the three months ended September 30, 2025, was $1.0 million, as compared to loss of $1.4 million for the three months ended September 30, 2024, an increase in operating income of $0.3 million. The increase in revenue and operating income was primarily driven by $49.1 million of revenue from the inclusion of Prospect, as well as an increased volume in patient visits and continued investments at our primary, multi-specialty, and ancillary Care Delivery entities.

Revenue for the nine months ended September 30, 2025, was $158.7 million, as compared to $100.3 million for the nine months ended September 30, 2024, an increase of $58.3 million. Operating loss for the nine months ended September 30, 2025, was $2.0 million, as compared to operating income of $0.2 million for the nine months ended September 30, 2024, an increase in operating loss of $2.2 million. The increase in revenue was primarily driven by $49.1 million from the inclusion of Prospect, as well as an increased volume in patient visits at our primary, multi-specialty, and ancillary Care Delivery entities. The decrease in operating income was attributable an increase in expenses incurred related to our newer clinic locations.

Care Enablement Segment

Revenue for the three months ended September 30, 2025, was $87.3 million, as compared to $40.9 million for the three months ended September 30, 2024, an increase of $46.4 million. Operating income for the three months ended September 30, 2025 was $23.4 million, as compared to operating income of $6.3 million for the three months ended September 30, 2024. The increase in revenue was primarily due to managing more IPAs in our Care Partners segment, including $42.4 million from Prospect. The increase in operating income was primarily due to the acquisition of Prospect.

Revenue for the nine months ended September 30, 2025, was $167.8 million, as compared to $110.4 million for the nine months ended September 30, 2024, an increase of $57.4 million. Operating income for the nine months ended September 30, 2025, was $28.8 million, as compared to operating income of $16.7 million for the nine months ended September 30, 2024. The increase in revenue was primarily due to managing more IPAs in our Care Partners segment, including $42.4 million from Prospect. The increase in operating income was primarily due to the acquisition of Prospect, partially offset by higher costs incurred by the Care Enablement segment as a result of an increase in the workforce that provides management and administrative services.

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA, as well as the reconciliation to Adjusted EBITDA margin for the three and nine months ended September 30, 2025 and 2024. We define Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2025		2024		2025		2024
Net income	$1,077		$18,981		$17,514		$57,709
Interest expense	17,718		8,856		32,408		25,028
Interest income	(3,522)		(3,778)		(8,170)		(11,287)
Provision for income taxes	4,594		7,831		14,586		25,004
Depreciation and amortization	15,595		7,264		29,348		19,801
EBITDA	35,462		39,154		85,686		116,255

Income from equity method investments	(1,019)		(1,353)		(532)		(2,887)
Other, net	26,340	(1)	1,206	(2)	40,597	(3)	2,663	(4)
Stock-based compensation	7,699		6,163		27,219		19,301
Adjusted EBITDA	$68,482		$45,170		$152,970		$135,332

Total revenue	$956,048		$478,710		$2,231,243		$1,369,331

Adjusted EBITDA margin	7%		9%		7%		10%

(1)
Other, net, for the three months ended September 30, 2025, relates to $13.0 million for a legal matter with a provider associated with CFC Health Plan, Inc, ("CFC HP"), $12.7 million for transaction and integration costs primarily for the acquisition of Prospect, certain costs associated with the CHS transaction, non-cash changes related to the change in the fair value of our call option and Collar Agreement, and severance fees incurred.

(2)
Other, net, for the three months ended September 30, 2024, relates to non-cash changes related to change in the fair value of our financing obligation to purchase remaining equity interests in one of our investments, non-cash changes related to change in the fair value of the Company's Collar Agreement, non-cash gain on debt extinguishment related to one of our promissory note payables, and transaction costs incurred for our investments and tax restructuring fees.

(3)
Other, net, for the nine months ended September 30, 2025, relates to $13.0 million for a legal matter with a provider associated with CFC HP, $23.6 million for transaction and integration costs primarily for the acquisition of Prospect, debt issuance costs incurred in connection with our Second Amended and Restated Credit Facility, certain costs associated with the CHS transaction, non-cash changes related to change in the fair value of our call option and Collar Agreement, and severance fees incurred.

(4)
Other, net, for nine months ended September 30, 2024, relates to a financial guarantee via a letter of credit that we provided in support of two local provider-led ACOs, non-cash changes related to change in the fair value of our financing obligation to purchase the remaining equity interests in one of our investments, non-cash changes related to change in the fair value of the Company’s Collar Agreement, non-cash gain on debt extinguishment related to one of our promissory note payables, transaction costs incurred for our investments and tax restructuring fees, and reimbursement from a related party of the Company for taxes associated with the excluded assets spin-off.

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

Liquidity and Capital Resources

Cash, cash equivalents, and investment in marketable securities at September 30, 2025, totaled $463.4 million, as compared to $290.8 million at December 31, 2024. Working capital totaled $253.7 million at September 30, 2025, as compared to $272.9 million at December 31, 2024, a decrease of $19.2 million.

We have historically financed our operations primarily through internally generated funds and borrowings on long-term debt. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, and FFS reimbursements. We generally invest cash in money market accounts and certificates of deposit, which are classified as cash and cash equivalents. In February 2025, we entered into the Second Amended and Restated Credit Agreement, which amended and restated that certain amended credit agreement and provided for a five-year revolving credit facility of $300.0 million, a term loan of $250.0 million, and a delayed-draw term loan of $745.0 million, which were primarily used to refinance certain existing indebtedness and to fund the costs associated with the Prospect Acquisition. In July 2025, we drew down on the delayed-draw term loan for $707.3 million to fund the Prospect Acquisition and terminated the remainder of the commitment. In addition, we have a current shelf registration statement filed with the SEC under which we may issue common stock, preferred stock, debt securities, and other securities that may be offered in one or more offerings on terms to be determined at the time of the offering. We believe we have sufficient liquidity to fund our operations through at least the next 12 months and the foreseeable future.

Cash Flow Activities

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$117,483	$63,146	$54,337	86%
Net cash used in investing activities	(537,942)	(159,071)	(378,871)	238%
Net cash provided by financing activities	595,683	150,413	445,270	296%
Net increase in cash and cash equivalents and restricted cash	$175,224	$54,488	$120,736	222%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2025, was $117.5 million, as compared to cash provided by operating activities of $63.1 million for the nine months ended September 30, 2024. The increase in cash provided by operating activities was primarily driven by favorable changes in working capital, partially offset by lower adjusted net income. Working capital for the nine months ended September 30, 2025, increased operating cash flow by $36.1 million, compared to a $34.1 million decrease in operating cash flow for the nine months ended September 30, 2024. The change in working capital for the 2025 and 2024 periods included timing of claims payments related to our medical liabilities and a decrease in cash paid for income taxes. For the nine months ended September 30, 2025, net income, exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, non-cash lease expense, deferred tax, and other was $81.4 million, compared to $97.2 million for the nine months ended September 30, 2024.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2025, was $537.9 million, primarily due to payment for business and asset acquisitions, net of cash acquired for $548.6 million, issuance of loans for $1.7 million, and purchases of property and equipment for $7.0 million. The cash used in investing activities was partially offset by proceeds from sale of equity method investment for $15.1 million and other investing activities of $4.3 million, including proceeds from repayment of loans, proceeds from sale of marketable securities, and distribution from investments – equity method. Cash used in investing activities during the nine months ended September 30, 2024, was $159.1 million primarily due to payments for business and asset acquisitions, net of cash acquired of $115.5 million, issuances of loans of $26.0 million, purchases of investment - equity method of $6.0 million, purchases of property and equipment of $5.5 million, purchase of call option issued in conjunction with equity method investment of $3.9 million, and other investing activities of $2.2 million consisting of purchase of investments – privately held, proceeds from repayment of loans, proceeds from sale of marketable securities, and purchase of marketable securities.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2025, was $595.7 million, primarily due to borrowings of long-term debt of $1,119.3 million, offset primarily by repayments of debt of $483.3 million, payment of deferred financing costs of $19.2 million, payment of contingent liabilities for $8.3 million, tax payments from net share settlement of restricted stock awards and units of $5.6 million, and dividend payments of $6.3 million. Cash provided by financing activities during the nine months ended September 30, 2024, was $150.4 million, primarily due to borrowings on long-term debt totaling $171.9 million. This was partially offset primarily by repayment of debt of $14.8 million, tax payments from net share settlement of restricted stock of $4.0 million, and dividends paid of $2.1 million.

Credit Facility

The following are the future commitments of our debt for the years ending December 31 (in thousands) below:

Amount
2025 (excluding the nine months ended September 30, 2025)	$11,967
2026	47,865
2027	65,814
2028	71,798
2029	89,746
Thereafter	777,019

Total	$1,064,209

Second Amended and Restated Credit Agreement

The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility to the Company of $250.0 million, and (c) a five-year delayed draw term loan credit facility to the Company of $745.0 million, of which $707.3 million was drawn down, and the remainder of the commitment terminated, in connection with closing the Prospect Acquisition. The five-year revolving credit facility and the Term Loans mature on February 26, 2030.

See Note 8 — “Credit Facility and Bank Loans” to our condensed consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information on our debt obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities reported in our condensed consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which management uses judgment, assumptions, and estimates in applying these policies is therefore integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that reflect significant judgments and uncertainties, potentially resulting in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying condensed consolidated financial statements in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements that are, or have been, reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under the Term Loans and Revolver Loan provided for under our Second Amended and Restated Credit Agreement, as of September 30, 2025, were $942.2 million and $122.0 million, respectively. The loans under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to either, at our option, (a) the rate for term SOFR published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. We have entered into a collar agreement for our Revolver Loan to effectively convert our floating-rate debt to a fixed-rate basis. The interest rate collar sets a cap of 5.00% and a floor of 2.34% for the SOFR portion of the interest rate. In August 2025, we entered into an interest swap agreement to effectively convert our floating-rate debt to a fixed-rate basis. The interest swap agreement sets a fixed rate of 3.179% for the first $200.0 million of our aggregate debt balance. The principal objective of the collar and swap agreements is to eliminate or reduce the variability of cash flows associated with our floating-rate debt, thereby reducing the impact of interest rate changes on future interest payment cash flows. Based on our current outstanding borrowings as of September 30, 2025, a hypothetical 1% change in our interest rates would increase our interest expense, on an annual basis, by $2.1 million, or decrease our interest expense by $2.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and well-operated, can provide only reasonable assurance of achieving their objectives.

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial and Operating Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will exclude the operations of Prospect as we continue to evaluate its internal control over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to lawsuits, threatened lawsuits, disputes, and other claims arising in the normal course of business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable, or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position, or cash flows, and except for as set forth below, the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

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

The “One Big Beautiful Bill Act” (H.R. 1) (“OBBBA”), enacted on July 4, 2025, makes significant changes to the Medicaid, Medicare, and Health Insurance Marketplace federal healthcare programs. Changes include new requirements that states must meet to maintain federal support for the Medicaid programs, as well as stricter criteria that beneficiaries must meet to qualify for and maintain enrollment in federal healthcare programs. The Company anticipates that the OBBBA will reduce the federal and state income tax payables in the current year but will not have a material impact on tax expenses/(benefits). In addition, the effect of these changes could result in reductions in our patient population and managed care enrollees that we serve across our federal healthcare program lines of business due to, among other things, more stringent eligibility requirements such as the imposition of work or community service requirements, and copayments on many services, limitation of Medicaid eligibility to certain lawfully present individuals, and the effect of immigration enforcement actions which may discourage beneficiaries from applying or reapplying for federal healthcare benefits. Loss of Medicaid benefits may also result in higher volume of uncompensated emergency admissions of uninsured individuals at Foothill Regional Medical Center (“FRMC”) which we acquired in the Prospect Acquisition. These risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

In addition, Medicaid provider tax reform has been targeted by the current administration to reduce federal Medicaid spending, including restrictions on states from using provider taxes to help finance coverage of undocumented immigrants and cuts to provider taxes, as well as and capping state-directed payments. Such restrictions and cuts could potentially adversely impact FRMC revenues received from affected programs, as hospital and physician payment rates could be reduced, forcing hospital services to be reduced or closed.

We could incur additional costs and expenses resulting from the July 7, 2025, bankruptcy of certain Prospect asset seller entities and the effect of the Prospect letter agreement dated July 1, 2025.

On July 7, 2025, those entities related to Prospect that sold assets to us in the Prospect Acquisition (the “Prospect PhysicianCo Entities”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, the effect of which could result in their breach or noncompliance with certain contractual obligations under the asset sale transaction, including the payment of claims owed to creditors of the Prospect PhysicianCo Entities or the maintenance of minimum levels of risk-based capital at closing. Although the asset sale transaction may shield us from liabilities of the Prospect PhysicianCo Entities to third parties, it may nevertheless be necessary for us to absorb the costs of such breach or noncompliance to protect our ongoing business interests or relationships. In such event, we would have limited to no recourse against the Prospect PhysicianCo Entities due to their bankruptcy filing, the elimination of the escrow account to cover, among other things, non-assumed liabilities of the Prospect PhysicianCo Entities, and the elimination of recourse (with certain exceptions) against the Prospect PhysicianCo Entities, as set forth in our letter agreement with Prospect dated July 1, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2022, Astrana’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $50.0 million of its shares of common stock on the open market and through privately negotiated transactions. This share repurchase plan does not have an expiration date. The Board may suspend or discontinue the repurchase plan at any time. This repurchase plan does not obligate the Company to make additional repurchases at any specific time or in any specific situation. During the three months ended September 30, 2025, no shares were repurchased under the Company’s share repurchase plan. As of September 30, 2025, $40.5 million remained available for repurchase under the repurchase plan.

The following table provides information about purchases made by the Company of shares of the Company’s common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 to July 31, 2025	10,177	$25.19	—	$40,461
August 1, 2025 to August 31, 2025	533	$29.63	—	$40,461
September 1, 2025 to September 30, 2025(2)	41,099	$28.87	—	$40,461
Total	51,809	$28.15	—	$40,461
(1)
Shares were repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock awards held by certain employees, except as otherwise disclosed in these footnotes. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.
(2)
Includes 33,214 shares of common stock repurchased from two members of the Board of Directors during September 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.1†

Side Letter delivered to Prospect Medical Holdings, Inc., a Delaware corporation on behalf of PHP Holdings, LLC, a Delaware limited liability company, PHS Holdings, LLC, a Delaware limited liability company, Prospect Intermediate Holdings, LLC, a Delaware limited liability company, and certain other entities by Astrana Health, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025)

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

ASTRANA HEALTH, INC.

November 10, 2025	By:	/s/ Brandon K. Sim
Brandon K. Sim, M.S. Chief Executive Officer and President (Principal Executive Officer)

November 10, 2025	By:	/s/ Chandan Basho
Chandan Basho, M.B.A. Chief Financial and Operating Officer (Principal Financial Officer)