Form 10-Q
period 2026-03-31
Astrana Health, Inc.
filed 2026-05-08
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 55,716,220 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding, which includes 6,132,802 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Astrana Health, Inc. These shares are legally issued and outstanding but treated as treasury shares for accounting purposes.

Astrana Health, Inc.

INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ACO LEAD	ACO Long-Term Enhanced ACO Design
ACO REACH	ACO Realizing Equity, Access, and Community Health
AHM	Astrana Health Management, Inc. (f/k/a Network Medical Management Inc.)
AHMC	AHMC Healthcare Inc.
AHMS	Advanced Health Management Systems, L.P.
APC	Allied Physicians of California, a Professional Medical Corporation
Astrana	Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.)
Astrana Medical	Astrana Health Medical Corporation (f/k/a AP-AMH Medical Corporation)
Astrana Care Partners Medical	Astrana Care Partners Medical Corporation (f/k/a AP-AMH 2 Medical Corporation)
CFC	Community Family Care Medical Group IPA, Inc.
CHS	Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks
CMS	Centers for Medicare & Medicaid Services
DMHC	California Department of Managed Health Care
IPA	Independent Practice Association
MSSP	Medicare Shared Savings Program
Prospect	Certain businesses and assets of Prospect Medical Holdings, Inc. acquired by the Company
Sun Labs	Sun Clinical Laboratories, a California corporation
VIE	Variable Interest Entity

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Astrana Health, Inc., a Delaware corporation (“Astrana” or “Astrana Health”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

This Quarterly Report on Form 10-Q includes the financial statements for the quarter ended March 31, 2026, and provides management’s discussion and analysis of the Company’s financial condition, results of operations, and other required disclosures, as mandated by the Securities and Exchange Commission (the “SEC”).

The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Report, including statements describing the Company’s participation in the ACO Realizing Equity, Access, and Community Health Model (“ACO REACH Model”), in the ACO Long-Term Enhanced ACO Design Model (“ACO LEAD Model”), or in the Medicare Shared Savings Program (“MSSP”).

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA margin, adjusted earnings per share (“EPS”) - diluted, free cash flow, or other financial items, such as our projected capitation from CMS, our forward-looking guidance, and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, acquisitions, or dispositions; any statements relating to our completed Prospect acquisition; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; any statements regarding the outlook of the ACO REACH Model, the ACO LEAD Model, the MSSP, or strategic transactions; any statements relating to delayed payments under, or potential cuts to, Medicaid and/or Medicaid programs and/or changes in federal or state funding policies; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding our ability to remediate the material weakness in our internal control over financial reporting and maintain effective internal control over financial reporting and disclosure controls and procedures; any statements regarding potential changes to our tax structure; any statements regarding future economic conditions or performance; any statements relating to the potential impact of cybersecurity breaches or disruptions to our management information systems or widespread outages, interruptions, or other failures of operational, communication, and other systems; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties, many of which are difficult to predict, are outside of our control, and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, including the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A thereof. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change. Significant risks and uncertainties could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$478,383	$429,474
Receivables, net (including amounts from related parties)	467,395	374,465
Income taxes receivable	—	1,799
Other receivables	28,017	26,385
Prepaid expenses and other current assets	25,647	26,264
Loans receivable	4,658	4,926

Total current assets	1,004,100	863,313

Non-current assets
Property and equipment, net	59,546	57,332
Intangible assets, net	257,118	270,968
Goodwill	874,799	865,305
Income taxes receivable, net of current portion	26,220	26,220
Loans receivable, net of current portion	49,068	48,724
Investments in other entities – equity method	27,257	25,637
Operating lease right-of-use assets	33,933	35,738
Other assets	26,786	25,424

Total non-current assets	1,354,727	1,355,348

Total assets (1)	$2,358,827	$2,218,661

Liabilities, Mezzanine Deficit, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$221,389	$195,912
Fiduciary accounts payable	3,706	3,524
Income taxes payable	2,507	—
Medical liabilities	439,259	335,705
Operating lease liabilities	7,557	7,809
Current portion of long-term debt	47,865	47,865
Other liabilities	23,086	24,458

Total current liabilities	745,369	615,273

Non-current liabilities
Deferred tax liability	7,399	5,491
Operating lease liabilities, net of current portion	30,006	31,552
Long-term debt, net of current portion and deferred financing costs	979,764	990,904
Other long-term liabilities	18,833	17,107

Total non-current liabilities	1,036,002	1,045,054

Total liabilities (1)	1,781,371	1,660,327

Commitments and contingencies (Note 11)

Mezzanine deficit
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	(237,739)	(234,962)

Stockholders’ equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; and zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 48,946,399 and 48,885,358 shares issued and outstanding, excluding 10,695,758 and 10,571,011 treasury shares, as of March 31, 2026 and December 31, 2025, respectively	49	49
Additional paid-in capital	477,508	470,863
Retained earnings	322,711	308,379
Total stockholders’ equity	800,268	779,291

Non-controlling interests	14,927	14,005

Total equity	815,195	793,296

Total liabilities, mezzanine deficit, and stockholders’ equity	$2,358,827	$2,218,661
(1)
The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The condensed consolidated balance sheets include (a) total assets of $1,317.1 million and $1,276.5 million as of March 31, 2026 and December 31, 2025, respectively, that can be used only to settle obligations of the Company’s consolidated VIEs and (b) total liabilities of the consolidated VIEs of $394.5 million and $376.0 million as of March 31, 2026 and December 31, 2025, respectively, for which creditors do not have recourse to the general credit of the Company, the VIE’s primary beneficiary. These VIE balances do not include $150.4 million of investment in affiliates and $24.4 million of amounts due from affiliates as of March 31, 2026, and $152.2 million of investment in affiliates and $58.3 million of amounts due from affiliates as of December 31, 2025, as these are eliminated upon consolidation and not presented within the condensed consolidated balance sheets. See Note 15 — “Variable Interest Entities (VIEs)” for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenue
Capitation, net	$892,908	$583,963
Risk pool settlements and incentives	12,486	14,491
Management fee income	15,685	2,310
Fee-for-service, net	37,831	14,890
Other revenue	6,190	4,736

Total revenue	965,100	620,390

Operating expenses
Cost of services, excluding depreciation and amortization	859,356	549,061
General and administrative expenses	61,737	43,897
Depreciation and amortization	15,479	6,849

Total expenses	936,572	599,807

Income from operations	28,528	20,583

Other (expense) income
Income (loss) from equity method investments	1,720	(867)
Interest expense	(16,101)	(7,308)
Interest income	3,816	2,312
Unrealized gain (loss) on investments	1,084	(44)
Other income (loss)	662	(5,072)

Total other expense, net	(8,819)	(10,979)

Income before provision for income taxes	19,709	9,604

Provision for income taxes	6,578	3,383

Net income	13,131	6,221

Net loss attributable to non-controlling interests	(1,305)	(471)

Net income attributable to Astrana Health, Inc.	$14,436	$6,692

Earnings per share – basic	$0.30	$0.14

Earnings per share – diluted	$0.29	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE DEFICIT AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(UNAUDITED)

	Mezzanine Deficit – Non-Controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-Controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at January 1, 2026	$(234,962)	48,885,358	$49	$470,863	$308,379	$14,005	$793,296
Net (loss) income	(2,677)	—	—	—	14,436	1,372	15,808
Purchase of non-controlling interests	—	—	—	—	—	(450)	(450)
Shares issued for vesting of restricted stock awards and units	—	138,260	—	(1,172)	—	—	(1,172)
Shares issued for cash and exercise of options	—	37,065	—	496	—	—	496
Repurchase of subsidiary's shares	(100)	—	—	—	—	—	—
Purchase of treasury shares	—	(124,747)	—	(2,805)	—	—	(2,805)
Share-based compensation	—	—	—	9,895	—	—	9,895
Issuance of shares for Employee Stock Purchase Plan (“ESPP”)	—	10,463	—	231	—	—	231
Dividends	—	—	—	—	(104)	—	(104)
Balance at March 31, 2026	$(237,739)	48,946,399	$49	$477,508	$322,711	$14,927	$815,195

	Mezzanine Deficit – Non-Controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-Controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at January 1, 2025	$(202,558)	47,929,872	$48	$426,389	$286,283	$4,006	$716,726
Net (loss) income	(1,564)	—	—	—	6,692	1,093	7,785
Purchase of non-controlling interests	—	—	—	—	—	(28)	(28)
Shares issued for vesting of restricted stock awards and units	—	388,173	1	(4,053)	—	—	(4,052)
Repurchase of subsidiary's shares	(1,316)	—	—	—	—	—	—
Share-based compensation	—	—	—	7,867	—	—	7,867
Issuance of shares for ESPP	—	10,683	—	301	—	—	301
Dividends	(27,295)	699,896	—	21,935	(95)	—	21,840
Balance at March 31, 2025	$(232,733)	49,028,624	$49	$452,439	$292,880	$5,071	$750,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$13,131	$6,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,479	6,849
Amortization of debt issuance cost	1,134	691
Share-based compensation	9,895	7,811
Non-cash lease expense	2,005	1,287
Deferred tax	1,907	(358)
Change in fair value of contingent consideration liabilities	581	1,407
Other	(2,564)	729
Changes in operating assets and liabilities, net of business combinations	26,488	(8,010)
Net cash provided by operating activities	68,056	16,627

Cash flows from investing activities
Purchases of property and equipment	(4,000)	(3,070)
Other	1,156	676
Net cash used in investing activities	(2,844)	(2,394)

Cash flows from financing activities
Dividends paid	(104)	(5,455)
Borrowings on debt	—	412,000
Repayment of debt	(11,967)	(428,232)
Deferred financing cost	—	(17,241)
Taxes paid from net share settlement of restricted stock	(1,172)	(4,052)
Repurchase of treasury shares	(2,906)	—
Other	189	(1,190)
Net cash used in financing activities	(15,960)	(44,170)

Net increase (decrease) in cash, cash equivalents, and restricted cash	49,252	(29,937)

Cash, cash equivalents, and restricted cash, beginning of period	434,045	289,101

Cash, cash equivalents, and restricted cash, end of period	$483,297	$259,164

Supplemental disclosures of cash flow information
Cash paid for income taxes	(1)	$4,338
Cash paid for interest	$14,723	$7,360

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$350	$5,729
Dividend paid in the form of common stock	$—	$21,935
(1)
Following the adoption of Accounting Standards Codification (“ASC”) 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures”, cash paid for income taxes is presented net of tax refunds, for the year ended December 31, 2025 and prospectively. See Note 13 — “Income Taxes” to the condensed consolidated financial statements for income taxes paid for the three months ended March 31, 2026.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets to the total amounts of cash, cash equivalents, and restricted cash shown in the accompanying condensed consolidated statements of cash flows (in thousands).

	March 31,
	2026	2025
Cash and cash equivalents	$478,383	$258,517
Restricted cash (1)	4,914	647
Total cash, cash equivalents, and restricted cash, end of period shown in the statement of cash flows	$483,297	$259,164
(1)
Restricted cash is included in other assets on the condensed consolidated balance sheets.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Description of Business

Overview

Unless the context dictates otherwise, references in these notes to the financial statements to the “Company,” “we,” “us,” “our,” and similar words are references to Astrana Health, Inc. (“Astrana” or “Astrana Health”) and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Headquartered in Alhambra, California, Astrana is a physician-centric, technology-enabled, healthcare management company. Leveraging its proprietary end-to-end technology solutions, Astrana operates an integrated healthcare delivery platform that enables providers to participate in value-based care arrangements, empowering them to deliver accessible, high-quality care to patients in a cost-effective manner. Together with Astrana’s affiliated physician groups and consolidated subsidiaries and VIEs, the Company delivers value-based care to patients, of whom the majority are covered by private or public insurance provided through Medicare, Medicaid, and health maintenance organizations (“HMOs”), with a small portion of its revenue coming from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, physician and specialist extenders, and hospitalists.

Segments

The Company’s three reportable segments are Care Partners, Care Delivery, and Care Enablement, which are described as follows:

Care Partners

The Company’s Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners aligned on a shared vision for coordinated care delivery. By leveraging the Company’s unique Care Enablement platform and ability to recruit, empower, and incentivize physicians to manage total cost of care effectively, the Company is able to organize partnered providers into successful multi-payer, risk-bearing organizations (“RBOs”) that take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare Advantage, Medicaid, Commercial, Exchange, and Medicare fee for service (“FFS”). The Company’s healthcare delivery entities in this segment consist of a network of RBOs that encompass independent practice associations (“IPAs”), accountable care organizations (“ACOs”), and state-specific entities such as Restricted Knox-Keene licensed health plans in California. These entities are tasked with coordinating and arranging high-quality care for patients within Astrana’s ecosystem. This helps ensure seamless continuity of care among patients in different age groups, stages of life, and life circumstances.

Care Delivery

The Company’s Care Delivery segment is a group of patient-centric, data-driven organizations focused on delivering high-quality, accessible care to all patients. This segment includes the following:

•
An acute care hospital facility and primary care clinics, including post-acute care services;
•
Specialty care clinics and inpatient services, including cardiac care, endocrinology, and ophthalmology, as well as hospitalist and intensivist services; and

•
Ancillary service providers, such as urgent care centers, outpatient imaging centers, ambulatory surgery centers, full-service labs, and a specialty pharmacy.

Care Enablement

The Company’s Care Enablement segment represents a comprehensive platform that integrates clinical, operational, financial, and administrative information, all powered by the Company’s proprietary technology suite. These tools are leveraged across the Company’s lines of business as well as third-party providers outside of Astrana’s ecosystem. The Company provides solutions to payers and providers, including independent physicians, provider and medical groups, and ACOs. The Company’s platform meets providers and payers wherever they are on the spectrum of total cost of care, offering solutions for FFS entities and providers open to taking upside and downside risks on professional and institutional spending and across all patient types, including Medicare, Medicaid, Commercial, and Exchange-insured patients. This segment includes the Company’s wholly owned subsidiaries that operate as management services organizations (“MSOs”), which enter into long-term management and/or administrative services agreements (“MSAs”) with RBOs and other providers. By leveraging the Company’s Care Enablement platform, providers and payers can improve their ability to deliver high-quality patient care and achieve better patient, clinical, and financial outcomes.

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2025, has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026. In the opinion of management, all material adjustments (consisting of normal recurring adjustments as well as intercompany accounts and transactions, which have been eliminated) considered necessary for a fair presentation have been made to make the condensed consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any future periods.

Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025, and the condensed consolidated statements of income for the three months ended March 31, 2026 and 2025, include Astrana’s wholly owned subsidiaries and consolidated VIEs. All intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read, or have access to, the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2025.

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications were made to reclass investments in privately held entities within other assets on the condensed consolidated balance sheets as of December 31, 2025. These reclassifications were also made to reclass loss on debt extinguishment, unrealized loss on investments, and loss from equity method investments to other within net cash provided by operating activities; proceeds from repayment of promissory notes, including those with related parties, purchase of marketable securities, and distribution from investment – equity method to other within net cash used in investing activities; and payment of finance lease obligations, proceeds from ESPP purchases, repurchase of subsidiary’s shares, and purchase of non-controlling interests to other within net cash used in financing activities for the three months ended March 31, 2025. The reclassifications had no effect on net income, earnings per share, retained earnings, cash flows provided by (used in) operating, investing, or financing activities, or total assets.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combinations and goodwill valuation and impairment assessment, accrual of medical liabilities (incurred but not reported (“IBNR”) claims), determination of hospital shared-risk and health plan shared-risk revenue and receivables (including estimations of affiliated hospitals’ claims costs which involves assumptions for IBNR, such as utilization of healthcare services, historical payment patterns, cost trends, seasonality, changes in membership, and other factors), income tax-valuation allowance, share-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

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

Cash, Cash Equivalents, and Restricted Cash

The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are readily convertible into known amounts of cash and have original maturities of 90 days or less from their date of purchase to be cash equivalents.

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents, and restricted cash. As of March 31, 2026, and December 31, 2025, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $492.0 million and $447.0 million, respectively. The Company has not experienced any losses to date and conducts ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted cash consists of cash held as collateral in the event of default as required by certain health plan contracts. Restricted cash is included in other assets in the accompanying condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statement of cash flows (in thousands).

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$478,383	$429,474
Restricted cash	4,914	4,571
Total cash, cash equivalents, and restricted cash	$483,297	$434,045

Receivables, Other Receivables, and Loans Receivable

The Company’s receivables are comprised of capitation receivables, ACO receivables, FFS receivables, risk pool settlements, incentive receivables, management fee income, and receivables from related parties. The Company’s receivables are recorded and stated at the amount expected to be collected.

Capitation receivables relate to each health plan’s capitation revenue and are usually received by the Company in the same month or the month following the month of service. ACO receivables are from Centers for Medicare and Medicaid Services (“CMS”) related to the Company’s participation in the ACO REACH Model and Medicare Shared Savings Program (“MSSP”). Settlements for the current performance year are settled within the following fiscal year. FFS receivables involve the hospital and clinics. Both the hospital and clinics receive amounts from third-party payers and patients for patient care services, while the clinics additionally receive amounts from hospitals. Risk pool settlements and incentive receivables mainly consist of the Company’s hospital shared-risk pool receivable, which is recorded based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Final settlement of risk pool surplus or deficits occurs within 6 to 12 months after the risk pool performance year is completed.

The Company’s receivables from related parties are comprised of hospital-shared risk pool settlements with AHMC Healthcare Inc. (“AHMC”), for which one of the Company’s directors is an officer, and management fee income from equity method investments. Hospital-shared risk pool settlement receivables from related parties are recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Final settlement of risk pool surplus or deficits occurs within 18 months after the risk pool performance year is completed.

The Company’s receivables, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Receivables, net	$30,106	$31,377
Capitation receivables, net	106,285	94,229
ACO receivables	194,327	109,777
Fee-for-service receivables, net	31,794	45,568
Hospital risk pool receivables	20,516	17,420
Risk pool and incentives receivables, net	23,599	24,568
Management fee receivables	12,782	7,073
Receivables from related parties, net	47,986	44,453
Total receivables, net	$467,395	$374,465

Other receivables consist of amounts due from the seller associated with acquisitions and stop-loss insurance premium reimbursements.

The Company’s loans receivable consists of promissory notes that accrue interest per annum and are recorded and stated at amortized cost plus accrued interest. Interest income is accrued based on the outstanding principal amounts. As of March 31, 2026, and December 31, 2025, the balance of the Company’s aggregate loans receivable was $53.7 million, of which the loans receivable from related parties in aggregate was $1.3 million and $1.8 million, respectively. For the three months ended March 31, 2026 and 2025, the Company accrued $1.1 million and $1.0 million, respectively, of interest related to loans within interest income on the accompanying condensed consolidated statements of income.

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

Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided, and collection is reasonably likely to occur. The Company continuously monitors its receivable collections and expects that the historical credit loss experienced across its receivables portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (“CECL”) model.

The Company assesses outstanding loans receivable under the CECL model by evaluating the party’s ability to pay, which involves reviewing quarterly interest payment history, annually reviewing financial history, assessing the value of any collateral, and reassessing any identified insolvency risk. As of March 31, 2026, the promissory notes are expected to be collected without default.

Concentrations of Credit Risks

The Company disaggregates revenue from contracts by service type and payer type. This level of detail provides useful information on how the Company generates revenue by significant revenue streams and by type of direct contracts, as used by the chief operating decision maker (“CODM”). The accompanying condensed consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payer type (in thousands):

	Three Months Ended March 31,
	2026	2025
Commercial	$85,403	$46,081
Medicare	608,116	389,352
Medicaid	228,572	173,158
Other third parties	43,009	11,799
Total revenue	$965,100	$620,390

The Company had major payers that contributed the following percentages of total consolidated net revenue. These payers are primarily within the Care Partners segment.

	Three Months Ended March 31,
	2026	2025
Payer A	20.9%	33.1%
Payer B	13.5%	15.3%
Payer C	*	10.5%
Payer D	*	10.3%
Payer E	*	10.1%

* Less than 10% of total revenue.

The Company had major payers that contributed to the following percentages of receivables, net, and other receivables:

	As of March 31, 2026	As of December 31, 2025
Payer A	39.2%	27.4%
Payer F	*	11.0%

* Less than 10% of receivables, net and other receivables.

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
Other revenue

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company’s annual periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its condensed consolidated financial statement disclosures.

Other than the new standards discussed above, there have been no other recent accounting pronouncements not yet adopted that are expected to have significance, or potential significance, to the Company’s financial position, results of operations, and cash flows.

3.
Business Combination and Goodwill

Certain Businesses and Assets of Prospect Medical Holdings, Inc. (“Prospect”)

On July 1, 2025, the Company, and its affiliates, acquired substantially all the assets of certain direct and indirect subsidiaries of PHP Holdings, LLC, such as Prospect Medical Group and Prospect Medical Systems, and all of the outstanding equity interests of Prospect Health Plan, Inc., and Foothill Regional Medical Center, pursuant to the Asset and Equity Purchase Agreement, dated November 8, 2024 (such assets and equity collectively, “Prospect”). The acquisition significantly expanded the Company’s provider network and enhanced its ability to offer increased access, quality, and value to its members. The purchase price for the acquisition was $674.9 million. To finance the acquisition, the Company borrowed $707.3 million from a five-year delayed draw term loan credit facility. See Note 8 — “Credit Facility and Bank Loans” for further information on the Company’s debt.

The Company is currently finalizing its valuation of the acquired assets and liabilities. Preliminary amounts have been recorded and are subject to change, primarily for accounts that include the use of estimates, such as medical liabilities, collectability of receivables, accrued expenses, and tax liabilities. The final purchase price allocation may result in adjustments to the amounts presented. During the three months ended March 31, 2026, the Company recorded measurement period adjustments with corresponding changes to goodwill. These adjustments reflect additional information about facts and circumstances that existed as of the acquisition date, primarily related to a $11.3 million increase in accounts payable and accrued expenses.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

Prospect
Purchase consideration:	$674,902

Assets:
Cash and cash equivalents	$124,835
Receivables	83,258
Other receivables	3,920
Prepaid expenses and other current assets	7,730
Loans receivable	794
Property and equipment	37,499
Intangible assets	193,500
Goodwill	452,382
Loans receivable, non-current	278
Operating lease right-of-use assets	4,535
Other assets	6,126
Total assets acquired	$914,857

Liabilities:
Accounts payable and accrued expenses	$104,632
Medical liabilities	122,267
Operating lease liabilities	1,772
Other liabilities	320
Deferred tax liability	5,300
Operating lease liabilities, net of current portion	2,763
Other long-term liabilities	2,901
Total liabilities assumed	$239,955

Total net assets acquired	$674,902

The table below represents intangible assets acquired in the Prospect acquisition (dollars in thousands):

	Fair Value	Useful Life (Years)
License	$1,900	Indefinite
Network relationships	53,800	15 years
Member relationships	123,500	12 years
Other (1)	14,300	3–10 years

Total intangible assets acquired	$193,500
(1)
Other consists of management contracts and a trade name.

Goodwill

The acquisition was accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired company was allocated to acquired tangible and intangible assets and liabilities based on their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill is primarily attributable to the scale, skill sets, operations, and synergies from the acquisition, which can be leveraged to expand the Company’s network and enhance the value and quality of care the Company provides to its members.

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

The Company had no impairment of its goodwill during the three months ended March 31, 2026 and 2025.

The change in the carrying value of goodwill for the three months ended March 31, 2026 was as follows (in thousands):

Amount
Balance at January 1, 2026	$865,305
Adjustments	9,494
Balance at March 31, 2026	$874,799

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company and the acquisitions that occurred during the year ended December 31, 2025, as if the acquisitions had occurred on January 1, 2025. The pro forma financial information presented has been adjusted to exclude Prospect’s historical interest expense as all outstanding debt obligations were settled at closing and not assumed by the Company. The pro forma financial information presented has been adjusted to include the Company’s incremental interest expense, as if the borrowing from the delayed draw term loan credit facility had occurred on January 1, 2025, to finance the purchase of Prospect. The pro forma financial information presented is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company, or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

(in thousands, except per share amounts)	Three Months Ended March 31, 2025
Total revenue	$929,306
Net income attributable to Astrana Health, Inc.	$1,808

Earnings per share – basic	$0.04
Earnings per share – diluted	$0.04

4.
Intangible Assets, Net

At March 31, 2026, intangible assets, net, consisted of the following (dollars in thousands):

	Useful Life (Years)	Gross March 31, 2026	Accumulated Amortization	Net March 31, 2026
Indefinite lived assets:
Trademarks and licenses	N/A	$5,950	$—	$5,950
Amortized intangible assets:
Network relationships	10–21	225,717	(128,483)	97,234
Member relationships	7–14	196,577	(57,530)	139,047
Other (1)	3–20	40,310	(25,423)	14,887
		$468,554	$(211,436)	$257,118
(1)
Other consists of management contracts, a patient management platform, trade name/trademarks, and developed technology.

At December 31, 2025, intangible assets, net, consisted of the following (dollars in thousands):

	Useful Life (Years)	Gross December 31, 2025	Accumulated Amortization	Net December 31, 2025
Indefinite lived assets:
Trademarks and licenses	N/A	$5,950	$—	$5,950
Amortized intangible assets:
Network relationships	10–21	225,717	(125,359)	100,358
Member relationships	7–14	196,577	(47,908)	148,669
Other (1)	3–20	40,310	(24,319)	15,991
		$468,554	$(197,586)	$270,968
(1)
Other consists of management contracts, a patient management platform, trade name/trademarks, and developed technology.

For the three months ended March 31, 2026 and 2025, the Company recognized amortization expense of $13.9 million and $6.3 million, respectively, in depreciation and amortization in the accompanying condensed consolidated statements of income. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three months ended March 31, 2026 and 2025.

Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount
2026 (excluding the three months ended March 31, 2026)	$41,258
2027	44,125
2028	35,715
2029	28,621
2030	21,687
Thereafter	79,762
Total	$251,168

5.
Investments in Other Entities — Equity Method

The Company has invested in several entities in the healthcare industry similar to the Care Partners, Care Delivery and Care Enablement segments. The Company holds a range of 25.0% – 51.0% equity interest in these investments that are accounted for under the equity method, as the Company has the ability to exercise significant influence, but not control over operations. Equity method investments are subject to impairment evaluation. No impairment loss was recorded related to equity method investments for the three months ended March 31, 2026 and 2025.

The following table summarizes the Company’s equity method investments as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	% of Ownership	March 31, 2026	December 31, 2025
LaSalle Medical Associates – IPA line of business	25.0%	$15,721	$14,742
Third Way Health	27.7%	5,932	6,000
Other (1)	25.0% – 51.0%	5,604	4,895
		$27,257	$25,637
(1)
Other consists of smaller equity method investments.

The Company records its investments in certain non-consolidated VIEs within investments in other entities – equity method in the accompanying condensed consolidated balance sheets. These entities were determined to be VIEs but are not consolidated. Despite providing financial support to these entities, the Company lacks a controlling financial interest and is not the primary beneficiary. Thus, these VIEs are accounted for under the equity method of accounting. As of March 31, 2026, the Company’s maximum exposure to loss was $3.3 million, which represents the carrying value of the Company’s investments in the non-consolidated VIEs.

6.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and other accruals	$54,328	$47,501
Capitation payable	25,513	22,374
Subcontractor IPA payable	4,512	3,928
Hospital Quality Assurance Fee Program ("HQAF") payable	11,517	11,541
Professional fees	8,548	4,636
Due to related parties	9,617	8,993
Accrued compensation	26,612	31,614
Risk pool payable	19,543	15,830
Provider incentives	43,870	36,439
Provider payments	17,329	13,056
Total accounts payable and accrued expenses	$221,389	$195,912

7.
Medical Liabilities

The Company’s medical liabilities consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Medical liabilities, beginning of period	$335,705	$209,039
Acquired	(1,810)	(8,256)
Components of medical care costs related to claims incurred:
Current period	557,518	384,479
Prior periods	(5,231)	(658)
Total medical care costs	552,287	383,821
Payments for medical care costs related to claims incurred:
Current period	(218,424)	(229,701)
Prior periods	(221,878)	(145,938)
Claims paid for acquired balance	(6,621)	(4,864)
Total paid	(446,923)	(380,503)

Medical liabilities, end of period	$439,259	$204,101

8.
Credit Facility and Bank Loans

The Company’s debt balance consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Term Loans	$918,276	$930,243
Revolver Loan	122,000	122,000
Total debt	1,040,276	1,052,243

Less: Current portion of debt	(47,865)	(47,865)
Less: Unamortized financing costs	(12,647)	(13,474)

Long-term debt	$979,764	$990,904

The estimated fair value of the Company’s long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of March 31, 2026 and December 31, 2025, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

The following are the future commitments, as of March 31, 2026, of the Company’s debt for the years ending December 31 (in thousands):

Amount
2026 (excluding the three months ended March 31, 2026)	$35,898
2027	65,814
2028	71,798
2029	89,747
2030	777,019
Total	$1,040,276

Credit Facility

Second Amended and Restated Credit Agreement

On February 26, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement,” and the credit facility thereunder, the “Second Amended and Restated Credit Facility”) with Truist Bank, in its capacities as administrative agent for the lenders, issuing bank, swingline lender and a lender, and the banks and other financial institutions from time to time party thereto, to, among other things, amend and restate that certain amended credit agreement, dated June 16, 2021, by and among the Company, Truist Bank, and certain lenders thereto, in its entirety. The Second Amended and Restated Credit Agreement provides for (a) a five-year revolving credit facility (“Revolver Loan”) to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (b) a five-year term loan A credit facility (“Term Loan”) to the Company of $250.0 million, and (c) a five-year delayed draw term loan credit facility (“DDTL A” and together with the Term Loan, the “Term Loans”) to the Company of $745.0 million, of which $707.3 million was drawn down in July 2025, with the remaining commitment terminated. The Term Loan and Revolver Loan were used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, pay transaction costs and expenses arising in connection with the Second Amended and Restated Credit Agreement, and provide for working capital needs and other general corporate purposes. The DDTL A was used to fund the Prospect acquisition, and, in addition to the foregoing, the Revolver Loan was used to finance certain future permitted acquisitions and permitted investments and capital expenditures. As of March 31, 2026, the Company had a combined borrowing of $918.3 million on its Term Loans and $122.0 million under the Revolver Loan under the Second Amended and Restated Credit Agreement. The maturity of the Term Loans and the Revolver Loan is February 26, 2030.

Amounts borrowed under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for term Secured Overnight Financing Rate (“SOFR”) published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of March 31, 2026, interest rates on the Term Loans and $100.0 million of the Revolver Loan were 5.67%, and the interest rate on $22.0 million of the Revolver Loan was 5.68%.

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

The Company and its subsidiary Astrana Health Management, Inc. (“AHM”) have granted the lenders a security interest in all of their assets, including stock and other equity issued by their subsidiaries, pursuant to the Amended and Restated Guaranty and Security Agreement, dated as of February 26, 2025, by and among the Company, as borrower, and AHM, as guarantor, in favor of Truist Bank, which amends and restates that certain guaranty and security agreement dated as of September 11, 2019, in its entirety. The Second Amended and Restated Credit Agreement contains certain customary events of default. If any event of default occurs and continues under the Second Amended and Restated Credit Agreement, the lenders may terminate their commitments and may require the Company and its guarantors to repay outstanding debt and/or provide a cash deposit as additional security for outstanding letters of credit. In addition, the agent, on behalf of the lenders, may pursue other remedies, including, without limitation, transferring pledged securities of the Company’s subsidiaries in the name of the agent and exercising all rights with respect thereto (including the right to vote and to receive dividends), collect on pledged accounts, instruments and other receivables, and other rights provided by law.

Deferred Financing Costs

As of March 31, 2026, unamortized deferred financing costs for the Revolver Loan and Term Loans were $4.9 million, and $12.6 million, respectively. As of December 31, 2025, unamortized deferred financing costs for the Revolver Loan and Term Loans were $5.2 million and $13.5 million, respectively. Deferred financing costs associated with the Term Loans are presented as a direct reduction against the amounts borrowed on the Term Loans and amortized over the life of the loans using the effective interest rate method. Deferred financing costs associated with the Revolver Loan are recognized in other assets in the accompanying condensed consolidated balance sheets and amortized over the life of the loan using the straight-line method. Interest expense in the accompanying condensed consolidated statements of income includes amortization of deferred debt issuance costs.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the three months ended March 31, 2026 and 2025, was 5.66% and 6.96%, respectively.

9.
Mezzanine Deficit and Stockholders’ Equity

Mezzanine Deficit

APC

As the redemption feature of APC’s shares of common stock is not solely within the control of APC, the equity of APC, a consolidated affiliate of the Company, does not qualify as permanent equity and has been classified as non-controlling interest in mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of March 31, 2026 and December 31, 2025.

Stockholders’ Equity

As of March 31, 2026, 41,048 holdback shares have not been issued to certain former AHM shareholders who were AHM shareholders at the time of closing of the 2017 merger of Astrana with AHM, as they have yet to submit properly completed letters of transmittal to Astrana in order to receive their pro rata portion of Astrana common stock as contemplated under the 2017 merger agreement. Pending such receipt, such former AHM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 merger. The accompanying condensed consolidated financial statements have treated such shares of common stock as outstanding, given that the receipt of the letter of transmittal is considered perfunctory, and the Company is legally obligated to issue these shares in connection with the 2017 merger.

Treasury Stock

As of March 31, 2026 and December 31, 2025, APC owned 6,132,802 shares of Astrana’s common stock. While such shares of Astrana’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the accompanying condensed consolidated financial statements. APC’s ownership in Astrana was 11.14% and 11.15% as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, the Company repurchased 124,747 shares of its common stock for approximately $2.8 million, of which no shares were repurchased from APC. During the three months ended March 31, 2025, the Company repurchased 300,000 shares of its common stock from APC for an aggregate purchase price of approximately $10.6 million. As of March 31, 2026 and December 31, 2025, the Company had repurchased 4,562,956 and 4,438,209 shares, respectively, of its common stock. These are included as treasury stock.

As of March 31, 2026 and December 31, 2025, the total treasury stock, including the Company’s stock held by APC, was 10,695,758 and 10,571,011, respectively.

Dividends

During the three months ended March 31, 2026, no distributions were made to APC’s common shareholders. During the three months ended March 31, 2025, APC distributed 699,896 Astrana shares owned by APC and $5.4 million in cash to its common shareholders. These shares were owned by APC, a consolidated VIE of Astrana, and were carved out from Astrana’s economic interest and performance metrics.

10.
Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with the issuance of restricted stock awards, restricted stock units, and shares under the ESPP within cost of services and general and administrative expenses in the accompanying condensed consolidated statements of income.

During the three months ended March 31, 2026 and 2025, the Company recognized $9.9 million and $7.8 million, respectively, in stock-based compensation expense.

As of March 31, 2026, unrecognized compensation expense related to total share-based payments outstanding was $50.9 million.

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

Standby Letters of Credit and Surety Bonds

The Company established irrevocable standby letters of credit with Truist Bank under the Second Amended and Restated Credit Agreement for a total of $25.4 million and $25.7 million, for the benefit of CMS and certain health plans as of March 31, 2026 and December 31, 2025, respectively. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present or any future expiration date.

Certain affiliated IPAs consolidated by the Company established irrevocable standby letters of credit for a total of $2.1 million for the benefit of certain health plans as of March 31, 2026 and December 31, 2025. The loan under which the standby letters of credit can be issued had an original loan availability of $4.1 million. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

The Company currently has several surety bonds as required by CMS and other agencies. The bonds total approximately $46.7 million and $46.6 million, in the aggregate, as of March 31, 2026 and December 31, 2025, respectively. The bonds expire on various dates through December 31, 2030.

Litigation

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of its business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable, or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, the Company’s ultimate liability in connection with these matters is not expected to have a material adverse effect on the Company’s results of operations, financial position, or cash flows, and, except for the matter set forth below, the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to the Company’s results of operations for a particular period, depending upon the size of the loss or the Company’s income for that particular period.

CFC Health Plan, Inc. – Arbitration Proceeding

Prior to the acquisition of Advanced Health Management Systems, L.P. (“AHMS”) in 2024, CFC Health Plan, Inc. (“CFC HP”), now a wholly owned subsidiary of the Company, was engaged in arbitration with a provider associated with CFC HP (“CFC HP Provider”). Specifically, on or about October 23, 2023, the CFC HP Provider initiated arbitration proceedings by filing a Demand for Arbitration, alleging breach of contract and fraud related to CFC HP’s purported failure to pay for services in accordance with the terms of a hospital services agreement (the “CFC HP Arbitration”). On or about August 8, 2025, the CFC HP Provider filed a First Amended Demand for Arbitration, further alleging that CFC HP never intended to comply with the payment terms of the contract. The action was resolved by settlement and dismissed in February 2026. As of December 31, 2025, per the terms of the settlement agreement, the Company paid $12.0 million towards the settlement. In January 2026, the Company paid the final settlement payment in the amount of $1.0 million, and no amounts remained payable as of March 31, 2026.

Given that the CFC HP Provider had already commenced the CFC HP Arbitration at the time of the acquisition of AHMS, as part of the acquisition, the Company and the sellers of CFC HP entered into a side letter to the purchase agreement that required $14.0 million of the purchase price be placed in an escrow account and used as the sole means for satisfying any claims by the Company related to losses incurred in the CFC HP Arbitration. The Company has sought reimbursement for the loss from the CFC HP Arbitration through a claim to the escrow funds. As of March 31, 2026, no loss recovery was recorded.

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

12.
Related-Party Transactions

Equity Method Investments

During the three months ended March 31, 2026 and 2025, the Company paid approximately $1.4 million and $3.8 million, respectively, to its equity method investees, for provider, call center, and credentialing services, of which includes $2.2 million to Third Way Health that became an equity method investment in December 2025, and had $6.7 million and $6.8 million in payables for these services as of March 31, 2026 and December 31, 2025, respectively. For one of our equity method investments, Third Way Health, one of Astrana’s officers is also a board member. See Note 5 — “Investments in Other Entities — Equity Method”.

Astrana Board Members and Officers

During the three months ended March 31, 2026 and 2025, the Company incurred rent expenses of approximately $1.3 million and $1.1 million, respectively, from certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. As of March 31, 2026, and December 31, 2025, the Company’s operating right-of-use asset balance included $9.7 million and $10.1 million, respectively, and the Company’s operating lease liabilities included $10.3 million and $10.7 million, respectively, for certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. The chief executive officer of Allied Pacific Holdings Investment Management, LLC, is a member of the Company’s board of directors.

The Company has an agreement with AHMC for services provided to the Company, involving payment for hospital and other inpatient related services, at rates similar to other hospitals which the Company contracts with.

The Company and AHMC also have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the three months ended March 31, 2026 and 2025, the Company had recognized risk pool revenues of $2.1 million and $5.0 million, respectively. As of March 31, 2026 and December 31, 2025, $43.5 million and $40.5 million, respectively, remained in outstanding risk pool receivables.

Revenue with AHMC consists of capitation, risk pool, and miscellaneous fees. Expenses with AHMC primarily include claims expenses. One of the Company’s directors is an officer of AHMC. The following table sets forth revenue recognized and fees incurred related to AHMC for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$4,106	$6,771
Expenses	45,553	31,680
Net	$(41,447)	$(24,909)

APC Board Members

During the three months ended March 31, 2026 and 2025, the Company paid an aggregate of approximately $5.0 million and $6.5 million, respectively, to board members for provider services, which included approximately $1.0 million, to Astrana board members who are also board members and officers of APC.

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

The Company’s effective income tax rate for the three months ended March 31, 2026 and 2025, was 33.0% and 35.2%, respectively. The tax rate for the three months ended March 31, 2026, differed from the U.S. federal statutory rate primarily due to non-deductible expenses, state income taxes, and income from flow-through entities.

If recognized, $1.8 million of the unrecognized tax benefits as of March 31, 2026, would reduce the annual effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. For the period ended March 31, 2026, the Company recognized $0.1 million of interest and penalties related to unrecognized tax benefits on the accompanying condensed consolidated balance sheets.

The Company is subject to U.S. federal income tax as well as state income tax in certain U.S. states. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2021 through December 31, 2024, and for the years ended December 31, 2022 through December 31, 2024, respectively.

For the three months ended March 31, 2026, no payment was made for income taxes, net of tax refunds.

14.
Earnings Per Share

Basic earnings per share are calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period and are calculated by dividing net income attributable to Astrana by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted earnings per share are calculated using the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period, the as-if converted method for secured convertible notes and preferred stock, and the treasury stock method for options and common stock warrants. The non-controlling interest in APC is allocated its share of Astrana’s income from APC’s ownership of Astrana common stock, and this amount is included in the net loss attributable to non-controlling interests in the accompanying condensed consolidated statements of income. Therefore, none of the shares of Astrana held by APC are considered outstanding for the purpose of basic or diluted earnings per share computation.

As of March 31, 2026 and December 31, 2025, total treasury stock, including the Company’s stock held by APC, was 10,695,758 and 10,571,011, respectively. These are treated as treasury shares for accounting purposes, and are not included in the number of shares of common stock outstanding used to calculate earnings per share.

The following potentially dilutive outstanding securities were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive or the conditions to issue such shares were not achieved as of March 31, 2026 and 2025, respectively:

	For the Three Months Ended March 31,
	2026	2025
Stock options	113,490	125,707
Restricted stock awards and units	1,254,398	409,736
Contingently issuable shares	1,072,137	1,120,899
Total potentially dilutive securities	2,440,025	1,656,342

Below is a summary of the earnings per share computations:

	For the Three Months Ended March 31,
	2026	2025
Earnings per share – basic	$0.30	$0.14
Earnings per share – diluted	$0.29	$0.14
Weighted average shares of common stock outstanding – basic	48,853,678	48,470,682
Weighted average shares of common stock outstanding – diluted	49,054,135	48,850,666

Below is a summary of the shares included in the diluted earnings per share computations:

	For the Three Months Ended March 31,
	2026	2025
Weighted average shares of common stock outstanding – basic	48,853,678	48,470,682
Stock options	15,776	112,858
Restricted stock awards and units	80,445	130,055
Contingently issuable shares	104,236	137,071
Weighted average shares of common stock outstanding – diluted	49,054,135	48,850,666

15.
Variable Interest Entities (“VIEs”)

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

Due to these laws, the Company operates by maintaining long-term MSAs with its affiliated IPAs and medical groups, each of which is owned and operated by physicians only, and employs or contracts with additional physicians to provide medical services. AHM, a wholly owned subsidiary of the Company, has entered into MSAs with several affiliated IPAs, including APC. In accordance with relevant accounting guidance, APC has been determined to be a VIE of AHM, as AHM is its primary beneficiary with the ability, through majority representation on the APC Joint Planning Board and otherwise, to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance. Therefore, APC and its wholly owned subsidiaries and VIEs are consolidated in the accompanying condensed consolidated financial statements.

Certain state laws prohibit a professional corporation that has more than one shareholder from being a shareholder in another professional corporation. As a result, the Company cannot directly own shares in another professional corporation. However, an exception to this regulation permits a professional corporation that has only one shareholder to own shares in another professional corporation. In reliance on this exception, the Company designated certain key personnel as the nominee shareholder of professional corporations that hold controlling and non-controlling ownership interests in several medical corporations. Via a Physician Shareholder Agreement with the nominee shareholder, the Company has the ability to designate another person to be the equity holder of the professional corporation. In addition, these entities are managed by the Company’s wholly owned MSOs via MSAs. In accordance with relevant accounting guidance, the professional corporations and their consolidated medical corporations are consolidated by the Company in the accompanying condensed consolidated financial statements.

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

	March 31, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$239,110	$202,164
Receivables, net (including amounts from related parties)	209,407	208,929
Other receivables	11,279	8,907
Prepaid expenses and other current assets	10,833	12,946
Loans receivable	725	753
Amount due from affiliates (1)	24,372	58,265

Total current assets	495,726	491,964

	March 31, 2026	December 31, 2025
Non-current assets
Property and equipment, net	42,848	41,646
Intangible assets, net	209,730	216,594
Goodwill	531,541	524,751
Income taxes receivable, net of current portion	12,405	12,405
Loans receivable, net of current portion	167	194
Investments in other entities – equity method	18,039	17,069
Investment in affiliates (1)	150,376	152,155
Operating lease right-of-use assets	25,284	26,499
Other assets	5,720	3,692

Total non-current assets	996,110	995,005

Total assets	$1,491,836	$1,486,969

Current liabilities
Accounts payable and accrued expenses	$128,582	$108,309
Fiduciary accounts payable	3,706	3,524
Medical liabilities	200,166	198,919
Income tax payable	13,163	15,007
Operating lease liabilities	5,203	5,473
Other liabilities	6,410	6,505

Total current liabilities	357,230	337,737

Non-current liabilities
Deferred tax liability	7,287	7,159
Operating lease liabilities, net of current portion	23,289	24,241
Other long-term liabilities	6,718	6,855

Total non-current liabilities	37,294	38,255

Total liabilities	$394,524	$375,992
(1)
Investment in affiliates includes APC’s investment in Astrana. While such shares of Astrana’s common stock are legally issued to APC and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the accompanying condensed consolidated financial statements. Amounts due to, or from, affiliates are receivables or payables with Astrana’s subsidiaries. As a result, these balances are eliminated upon consolidation and are not reflected on Astrana’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

16.
Leases

The Company has operating leases for corporate and medical offices. These leases have remaining lease terms ranging from 2 months to 20 years. These renewal terms may include options to extend the leases for up to 7 years and are included in the lease term when it is reasonably certain that the Company will exercise the options. Some lease terms may include options to terminate the leases within one year. These leases consist of fixed or variable payments. Variable lease payments are based on an index or a rate such as the Consumer Price Index.

Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets.

Lease expense for the three months ended March 31, 2026 and 2025 were $5.0 million and $3.6 million, respectively, of which operating lease costs were $2.6 million and $2.0 million, respectively, and the remaining amount primarily consisted of short-term lease costs.

Other information related to operating leases was as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental Cash Flow Information

Cash paid for operating lease liabilities	$2,539	$1,784
Right-of-use assets obtained in exchange for new operating lease obligations	$350	$5,729

	March 31,
	2026	2025
Weighted Average Remaining Lease Term	6.01 years	7.22 years
Weighted Average Discount Rate	6.72%	6.75%

The following are future minimum lease payments under non-cancellable operating leases for the years ending December 31 (in thousands):

Operating Leases
2026 (excluding the three months ended March 31, 2026)	$7,566
2027	8,701
2028	7,815
2029	6,372
2030	5,202
Thereafter	10,863

Total future minimum lease payments	46,519
Less: imputed interest	8,956
Total lease liabilities	37,563
Less: current portion	7,557
Long-term lease liabilities	$30,006

17.
Segments

The Company currently has three reportable segments consisting of: 1) Care Partners; 2) Care Delivery; and 3) Care Enablement (See Note 1 — “Description of Business”).

The Company's CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments based on segment revenue growth and operating income. The CODM uses revenue growth and total segment operating income for budgeting, reviewing results, and assessing performance. The CODM does not evaluate the Company’s segments using asset information. The significant segment expenses that comprise operating income, as a measure used by the CODM in evaluating operating segment performance, do not differ from the operating expenses as presented on the accompanying condensed consolidated statements of income.

In the normal course of business, the Company’s reportable segments enter into transactions with each other. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues recognized by a segment and expenses incurred by the counterparty are eliminated in consolidation and do not affect consolidated results.

Corporate costs are unallocated and primarily include corporate initiatives, corporate infrastructure costs, and corporate shared costs such as finance, human resources, legal, and executive management.

Certain amounts disclosed in prior periods have been recast to conform to the current period presentation. Specifically, depreciation and amortization expense is disclosed separately from general and administrative expenses in the accompanying segment table for the three months ended March 31, 2025. The following tables present information about the Company’s segments (in thousands):

	Three Months Ended March 31, 2026
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$908,791	$40,550	$15,759	$—		$—	$965,100
Intersegment	912	44,527	71,986	(117,425)		—	—
Total revenues	909,703	85,077	87,745	(117,425)		—	965,100

Cost of services	785,531	72,544	48,704	(47,423)		—	859,356
General and administrative expenses	72,546	14,374	17,259	(69,974)		27,532	61,737
Depreciation and amortization	12,170	1,122	1,629	—		558	15,479
Total expenses	870,247	88,040	67,592	(117,397)		28,090	936,572

Income (loss) from operations	$39,456	$(2,963)	$20,153	$(28)	(1)	$(28,090)	$28,528
(1)
Loss from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.

	Three Months Ended March 31, 2025
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$600,951	$16,690	$2,749	$—		$—	$620,390
Intersegment	—	16,698	36,813	(53,511)		—	—
Total revenues	600,951	33,388	39,562	(53,511)		—	620,390

Cost of services	512,668	27,139	25,818	(16,564)		—	549,061
General and administrative expenses	38,755	8,821	9,209	(36,950)		24,062	43,897
Depreciation and amortization	5,313	536	1,000	—		—	6,849
Total expenses	556,736	36,496	36,027	(53,514)		24,062	599,807

Income (loss) from operations	$44,215	$(3,108)	$3,535	$3	(1)	$(24,062)	$20,583
(1)
Income (loss) from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.
18.
Fair Value Measurements of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2026, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts (1)	$9,676	$—	$—	$9,676
Other (2)	103	24	—	127
Total assets	$9,779	$24	$—	$9,803

Liabilities
Sun Clinical Laboratories, a California corporation (“Sun Labs”) remaining equity interest purchase	$—	$—	$7,352	$7,352
Community Family Care Medical Group IPA, Inc. ("'CFC") contingent consideration	—	—	7,303	7,303
Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks ("CHS") contingent consideration	—	—	7,681	7,681
Other (3)	—	—	15	15
Total liabilities	$—	$—	$22,351	$22,351
(1)
Included in cash and cash equivalents.
(2)
Consists of marketable securities and the interest rate swap.
(3)
Consists of a small contingent consideration liability.

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2025, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts (1)	$8,798	$—	$—	$8,798
Marketable securities (2)	115	—	—	115
Total assets	$8,913	$—	$—	$8,913

Liabilities
Sun Labs remaining equity interest purchase	$—	$—	$7,352	$7,352
CFC contingent consideration	—	—	7,026	7,026
CHS contingent consideration	—	—	7,378	7,378
Other (3)	—	817	15	832
Total liabilities	$—	$817	$21,771	$22,588
(1)
Included in cash and cash equivalents.
(2)
Included in prepaid expenses and other current assets.
(3)
Consists of a small contingent consideration liability and the interest rate swap.

The change in the fair value of Level 3 liabilities is recognized in other income or general and administrative expenses in the accompanying condensed consolidated statements of income. As of March 31, 2026, the reconciliation of Level 3 liabilities was as follows (in thousands):

Amount
Balance at January 1, 2026	$21,771
Change in fair value of existing Level 3 liabilities	580
Balance at March 31, 2026	$22,351

Derivative Financial Instruments

Interest Rate Swap Agreement

On August 7, 2025, the Company entered into an interest rate swap agreement to effectively convert its floating-rate debt to a fixed-rate basis with the principal objective of eliminating or reducing the variability of cash flows in interest payments associated with the Company’s floating-rate debt. The swap involves a notional amount of $200 million, with the Company paying a fixed interest rate of 3.179%. Payments are exchanged monthly, starting August 29, 2025 and continuing through the termination date of August 31, 2029, with the bank having an option to shorten the term to August 31, 2027. See Note 8 — “Credit Facility and Bank Loans” for further information on the Company’s debt. The interest rate swap agreement is not designated as a hedging instrument. Changes in the fair value of the contract are recognized as unrealized gain or loss on investments in the accompanying condensed consolidated statements of income and reflected within other as an adjustment to reconcile net income to cash provided by operating activities in the accompanying condensed consolidated statements of cash flows.

Remaining Equity Interest Purchase

In 2021, the Company entered into a financing obligation to purchase the remaining equity interest in Sun Labs. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $7.4 million as of March 31, 2026 and December 31, 2025. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other liabilities in the accompanying condensed consolidated balance sheets.

Contingent Consideration

Community Family Care Medical Group IPA, Inc. (“CFC”)

Upon acquiring certain assets of CFC in 2024, the total consideration of the acquisition included contingent consideration, to be settled in cash. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of membership and assigned probabilities to each such scenario in determining fair value. In 2025, the first metric was achieved and paid. As of March 31, 2026 and December 31, 2025, the second metric was valued at $4.9 million and $4.7 million, respectively, and was included in other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the third metric was valued at $2.4 million and $2.3 million, respectively, and was included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CFC contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks (“CHS”)

Upon acquiring 100% of the equity interest of CHS in 2024, the total consideration of the acquisition included contingent consideration, to be settled in cash. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and membership and assigned probabilities to each such scenario in determining fair value. As of March 31, 2026 and December 31, 2025, the CHS 2025 gross profit per total member months metric was not met and the related contingent consideration was not paid, and the CHS contingent consideration was valued at $7.7 million and $7.4 million, respectively. The CHS member enrollment metrics were included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CHS contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

In this section, “we,” “our,” “ours,” and “us” refer to Astrana Health, Inc. (“Astrana”) and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Overview

Astrana is a leading physician-centric, AI-powered, risk-bearing healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, Astrana operates an integrated, value-based healthcare model, that aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner. Together with our affiliated physician groups and consolidated entities, we cost-effectively provide coordinated outcomes-based medical care.

Through our risk-bearing organizations with more than 20,000 contracted physicians, we were responsible for coordinating the care for approximately 1.55 million patients as of March 31, 2026. These covered patients are managed care members whose health coverage is provided either through their employers, directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to deliver high-quality, cost-effective care.

Regulatory and Industry Trends

On April 6, 2026, the Centers for Medicare & Medicaid Services (“CMS”) issued its final 2027 Medicare Advantage and Part D payment rates (“2027 CMS Rates”). The final notice saw a modest increase in the ratebook in addition to continuing to use the 2024 Medicare Advantage risk adjustment model for 2027, rather than implementing a proposed updated model. CMS retained two risk adjustment modifications which Astrana estimates will not have material effect on our financials. Astrana believes the higher rates along with the commitment to risk adjustment stability in 2027 will benefit Astrana, and we believe Astrana is well-positioned in the 2027 Medicare Advantage marketplace.

Key Financial Measures and Indicators

Operating Revenues

Our revenue, which is recorded in the period during which services are rendered and earned, generally on a monthly basis, primarily consists of capitation revenue, risk pool settlements and incentives, management fee income, fee-for-service (“FFS”) revenue, and other revenue primarily consisting of revenues earned from maternity care. The form of billing and related collection risk for such services may vary by revenue type and customer.

Operating Expenses

Our largest expenses consist of the cost of (a) patient care paid to contracted providers and (b) staff to provide management and administrative support services to our affiliated physician groups, as further described in the following sections. These services include claims processing, utilization management, contracting, accounting, credentialing, and administrative oversight.

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

Adjusted Net Income Attributable to Astrana and Adjusted Earnings Per Share (“EPS”) - Diluted

Our adjusted EPS - diluted is a supplemental performance measure of our operations for financial and operational decision-making and is used as a supplemental means of evaluating period-to-period comparisons on a consistent basis. We define adjusted EPS - diluted as adjusted net income attributable to Astrana over weighted average shares of common stock outstanding - diluted. Adjusted net income attributable to Astrana is calculated as net income, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, amortization of intangibles, certain tax adjustments, and amounts related to net income or loss attributable to non-controlling interests.

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

Results of Operations

Astrana Health, Inc.

Condensed Consolidated Statements of Income (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue
Capitation, net	$892,908	$583,963	$308,945	53%
Risk pool settlements and incentives	12,486	14,491	(2,005)	(14)%
Management fee income	15,685	2,310	13,375	*
Fee-for-service, net	37,831	14,890	22,941	154%
Other revenue	6,190	4,736	1,454	31%

Total revenue	965,100	620,390	344,710	56%

Operating expenses
Cost of services, excluding depreciation and amortization	859,356	549,061	310,295	57%
General and administrative expenses	61,737	43,897	17,840	41%
Depreciation and amortization	15,479	6,849	8,630	126%

Total expenses	936,572	599,807	336,765	56%

Income from operations	28,528	20,583	7,945	39%

Other (expense) income
Income (loss) from equity method investments	1,720	(867)	2,587	(298)%
Interest expense	(16,101)	(7,308)	(8,793)	120%
Interest income	3,816	2,312	1,504	65%
Unrealized gain (loss) on investments	1,084	(44)	1,128	*
Other income (loss)	662	(5,072)	5,734	(113)%

Total other expense, net	(8,819)	(10,979)	2,160	(20)%

Income before provision for income taxes	19,709	9,604	10,105	105%

Provision for income taxes	6,578	3,383	3,195	94%

Net income	13,131	6,221	6,910	111%

Net loss attributable to non-controlling interests	(1,305)	(471)	(834)	177%

Net income attributable to Astrana Health, Inc.	$14,436	$6,692	$7,744	116%

Adjusted EBITDA	$66,298	$36,386	$29,912	82%

*Percentage change of over 500%

Risk-Bearing Organizations and Patients

As of March 31, 2026 and 2025, we managed a total of 29 and 20 independent risk-bearing organizations, respectively, including both affiliated and non-affiliated. The total number of patients for whom we managed the delivery of healthcare services was approximately 1.55 million and 1.0 million as of March 31, 2026 and 2025, respectively.

Revenue

Total revenue for the three months ended March 31, 2026, was $965.1 million, as compared to $620.4 million for the three months ended March 31, 2025, an increase of $344.7 million, or 56%. The increase in revenue was partially attributable to the Prospect acquisition, which contributed $300.2 million of revenue from the acquisition date. In addition, capitation revenue increased by $46.4 million primarily as a result of enrollees transitioning to full risk through our Restricted Knox-Keene plans.

Cost of Services, Excluding Depreciation and Amortization

Expenses related to cost of services, excluding depreciation and amortization for the three months ended March 31, 2026, were $859.4 million, as compared to $549.1 million for the same period in 2025, an increase of $310.3 million or 57%. The overall increase was primarily due to increased participation in a value-based Medicare FFS model and medical costs associated with both professional and institutional risk of our Restricted Knox-Keene licensed health plans as a result of our recent acquisitions, of which Prospect contributed approximately $259.3 million from the date of acquisition.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026, was $61.7 million, as compared to $43.9 million for the same period in 2025, an increase of $17.8 million or 41%. The increase was primarily due to $16.4 million from the inclusion of Prospect’s results of operations from the date of acquisition as well as other general and administrative expenses to support operational growth.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2026, were $15.5 million, as compared to $6.8 million for the same period in 2025, an increase of $8.6 million or 126%, driven by $9.3 million due to the Prospect acquisition, primarily from the acquisition of its intangible assets. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Income from Equity Method Investments

Income from equity method investments for the three months ended March 31, 2026, was $1.7 million, as compared to a loss of $0.9 million for the same period in 2025. This amount includes our portion of the equity method investment’s net earnings and losses. This exhibited an increase to income primarily due to Allied Physicians of California, a Professional Medical Corporation’s (“APC”) equity method investment in LaSalle Medical Associates and more favorable performance by our other equity method investments.

Interest Expense

Interest expense for the three months ended March 31, 2026, was $16.1 million, as compared to $7.3 million for the same period in 2025, an increase of $8.8 million or 120%. The increase in interest expense was primarily due to the increased borrowings under the Second Amended and Restated Credit Facility to finance the Prospect acquisition, partially offset by a decrease in interest rates on our floating-rate debt. Our outstanding borrowings, as of March 31, 2026, increased to $1,040.3 million on the Second Amended and Restated Credit Facility from $412.0 million borrowed under the facility as of March 31, 2025. The interest rates on the Term Loans and $100.0 million of the Revolver Loan were 5.67%, and the interest rate on $22.0 million of the Revolver Loan was 5.68% as of March 31, 2026. As of March 31, 2025, the interest rates for the Term Loan and the Revolver Loan were 5.82%.

Interest Income

Interest income for the three months ended March 31, 2026, was $3.8 million, as compared to $2.3 million for the same period in 2025, an increase of $1.5 million or 65%. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loans receivable. The change in interest income was primarily due to an increase in our cash held in interest bearing bank accounts, including $0.5 million of interest income related to cash accounts from the Prospect acquisition.

Unrealized Gain (Loss) on Investments

Unrealized gain on investments for the three months ended March 31, 2026, as compared to the same period in 2025, increased $1.1 million primarily due to change in fair value of our interest rate swap.

Other Income (Loss)

Other income for the three months ended March 31, 2026, was $0.7 million, as compared to other loss of $5.1 million for the same period in 2025, an increase of $5.7 million or 113%. The increase in other income was primarily due to debt issuance costs incurred in connection with the Second Amended and Restated Credit Facility in 2025. No similar transaction occurred for the three months ended March 31, 2026.

Provision for Income Taxes

Provision for income taxes was $6.6 million for the three months ended March 31, 2026, as compared to $3.4 million for the same period in 2025, an increase of $3.2 million primarily due to an increase in pre-tax income.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests for the three months ended March 31, 2026, was $1.3 million, as compared to $0.5 million for the same period in 2025, an increase of $0.8 million. The increase was primarily driven by losses in APC.

Net Income Attributable to Astrana Health, Inc.

Our net income attributable to Astrana Health, Inc., for the three months ended March 31, 2026, was $14.4 million, as compared to $6.7 million for the same period in 2025, an increase of $7.7 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2026, was $66.3 million, as compared to $36.4 million for the same period in 2025, an increase of $29.9 million, and was primarily due to the Prospect acquisition.

See “Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin” below for additional information.

Segment Financial Performance

We currently have three reportable segments consisting of Care Partners, Care Delivery, and Care Enablement. We evaluate the performance of our operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses, separate from non-operating factors. For more information about our segments, see Note 17 — “Segments” to our unaudited condensed consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth our revenue and operating income (loss) by segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
Segment Revenue	2026	2025	$ Change	% Change
Care Partners	$909,703	$600,951	$308,752	51%
Care Delivery	$85,077	$33,388	$51,689	155%
Care Enablement	$87,745	$39,562	$48,183	122%

	Three Months Ended March 31,
Segment Operating Income (Loss)	2026	2025	$ Change	% Change
Care Partners	$39,456	$44,215	$(4,759)	(11)%
Care Delivery	$(2,963)	$(3,108)	$145	(5)%
Care Enablement	$20,153	$3,535	$16,618	470%

Care Partners Segment

Revenue for the three months ended March 31, 2026, was $909.7 million, as compared to $601.0 million for the three months ended March 31, 2025, an increase of $308.8 million. Operating income for the three months ended March 31, 2026, was $39.5 million, as compared to $44.2 million for the three months ended March 31, 2025, a decrease in operating income of $4.8 million. The increase in revenue was primarily due to recent acquisitions within our Care Partners segment, including $266.5 million in revenue from the Prospect acquisition, and members transitioning to full risk through our Restricted Knox-Keene plans. The decrease in operating income was primarily due to slightly higher growth in our cost of services expense compared to corresponding revenue related to our increased participation in value-based care and medical costs associated with both professional and institutional risk of our Restricted Knox-Keene licensed health plans.

Care Delivery Segment

Revenue for the three months ended March 31, 2026, was $85.1 million, as compared to $33.4 million for the three months ended March 31, 2025, an increase of $51.7 million. Operating loss for the three months ended March 31, 2026, was $3.0 million, as compared to loss of $3.1 million for the three months ended March 31, 2025, an increase in operating income of $0.1 million. The increase in revenue was primarily driven by $49.9 million of revenue from the inclusion of Prospect, as well as an increased volume in patient visits and continued investments at our primary, multi-specialty, and ancillary Care Delivery entities.

Care Enablement Segment

Revenue for the three months ended March 31, 2026, was $87.7 million, as compared to $39.6 million for the three months ended March 31, 2025, an increase of $48.2 million. Operating income for the three months ended March 31, 2026 was $20.2 million, as compared to operating income of $3.5 million for the three months ended March 31, 2025, an increase of $16.6 million. The increase in revenue and operating income was primarily due to managing more IPAs in our Care Partners segment and through new external contracts, including those acquired through Prospect, including $40.8 million in revenue and $13.6 million in operating income contributed by the Prospect acquisition. As of March 31, 2026 and 2025, the total number of affiliated physician groups we managed were 29 and 20 groups, respectively.

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA, as well as the reconciliations to Adjusted EBITDA margin for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands)	2026		2025
Net income	$13,131		$6,221
Interest expense	16,101		7,308
Interest income	(3,816)		(2,312)
Provision for income taxes	6,578		3,383
Depreciation and amortization	15,479		6,849
EBITDA	47,473		21,449

(Income) loss from equity method investments	(1,720)		867
Other, net	10,650	(1)	6,259	(2)
Stock-based compensation	9,895		7,811
Adjusted EBITDA	$66,298		$36,386

Total revenue	$965,100		$620,390

Adjusted EBITDA margin	7%		6%
(1)
Other, net, for the three months ended March 31, 2026, relates to an allowance on receivables that the Company plans to recover from the payer, post-acquisition integration costs, and severance fees incurred.
(2)
Other, net, for the three months ended March 31, 2025, relates to debt issuance costs expensed in connection with our Second Amended and Restated Credit Facility, transaction costs for our acquisition of Prospect, certain costs for some of our acquisitions, non-cash changes related to change in the fair value of our call option and collar agreement, and severance fees incurred.

Reconciliation of Net Income to Adjusted Net Income Attributable to Astrana and Adjusted EPS - Diluted

Set forth below are reconciliations of net income to adjusted net income attributable to Astrana as well as the reconciliations to adjusted EPS - diluted for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands, except for share and per share data)	2026		2025
Net income	$13,131		$6,221
(Income) loss from equity method investments	(1,720)		867
Other, net (1)	10,650		6,259
Stock-based compensation	9,895		7,811
Amortization of intangible assets attributable to acquisitions	13,850		6,263
Tax adjustments	(7,525)	(2)	(4,602)	(3)
Adjusted net income attributable to non-controlling interests	(1,928)	(4)	(2,317)	(5)
Adjusted net income attributable to Astrana Health, Inc.	$36,353		$20,502

Weighted average shares of common stock outstanding – diluted	49,054,135		48,850,666

Adjusted earnings per share - diluted	$0.74		$0.42
(1)
The components of other, net, as set forth in the table above, are described in the footnotes to the table under “Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin”. Please see the footnotes to such table for additional information.
(2)
Tax adjustments for the three months ended March 31, 2026, includes the tax effect for, at a 27.1% statutory blended tax rate, the adjustments made to net income of $8.9 million, partially offset by 162(m) impact of $1.3 million.
(3)
Tax adjustments for the three months ended March 31, 2025, includes the tax effect for, at a 27.1% statutory blended tax rate, the adjustments made to net income of $5.7 million, partially offset by 162(m) impact of $1.1 million.
(4)
Includes net loss attributable to non-controlling interests (“NCI”) of $1.3 million, offset by adjustments attributable to NCI of $3.2 million, for the three months ended March 31, 2026.
(5)
Includes net loss attributable to NCI of $0.5 million, offset by adjustments attributable to NCI of $2.8 million, for the three months ended March 31, 2025.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation of net cash provided by operating activities to free cash flow for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$68,056	$16,627
Purchases of property and equipment	(4,000)	(3,070)
Free cash flow	$64,056	$13,557

Use of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income attributable to Astrana, and adjusted EPS - diluted, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net income. This Quarterly Report on Form 10-Q also contains the non-GAAP financial measure free cash flow, of which the most directly comparable financial measure presented in accordance with U.S. GAAP is net cash provided by operating activities. These measures are not in accordance with, or alternatives to, GAAP, and may be calculated differently from similar non-GAAP financial measures used by other companies. We use Adjusted EBITDA, Adjusted EBITDA margin, adjusted EPS - diluted, and free cash flow as supplemental performance measures of our operations, for financial and operational decision-making, and as supplemental means of evaluating period-to-period comparisons on a consistent basis and, for free cash flow, to reflect the cash flow trends in our business. Adjusted EBITDA is calculated as earnings before interest expense, interest income, income taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, and stock-based compensation. We define Adjusted EBITDA margin as Adjusted EBITDA over total revenue. Adjusted net income attributable to Astrana is calculated as net income, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, amortization of intangible assets attributable to acquisitions, certain tax adjustments, and amounts related to net income or loss attributable to non-controlling interests. We define adjusted EPS - diluted as adjusted net income attributable to Astrana over weighted average shares of common stock outstanding - diluted. We define free cash flow as net cash provided by operating activities minus cash used in purchases of property and equipment.

We believe the presentation of these non-GAAP financial measures provides investors with relevant and useful information, as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core or non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of our ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators we use as a basis for evaluating operational performance, allocating resources, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, GAAP financial measures. Other companies may calculate EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income attributable to Astrana, adjusted EPS - diluted, and free cash flow differently, limiting the usefulness of these measures for comparative purposes. To the extent this Form 10-Q contains historical or future non-GAAP financial measures, we have provided corresponding GAAP financial measures for comparative purposes. The reconciliations between certain GAAP and non-GAAP measures are provided above.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2026, totaled $478.4 million, as compared to $429.5 million at December 31, 2025. Working capital totaled $258.7 million at March 31, 2026, as compared to $248.0 million at December 31, 2025, an increase of $10.7 million.

We have historically financed our operations primarily through internally generated funds and borrowings on long-term debt. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, FFS reimbursements, and other revenues. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. In February 2025, we entered into the Second Amended and Restated Credit Agreement, which amended and restated that certain amended credit agreement and provides for a five-year revolving credit facility of $300.0 million, a term loan of $250.0 million, and a delayed-draw term loan that was drawn for $707.3 million in July 2025, which we primarily used to refinance certain existing indebtedness and to fund the costs associated with the Prospect acquisition. We had $138.0 million remaining available under the revolving credit facility as of March 31, 2026. In addition, we have a current shelf registration statement filed with the SEC under which we may issue common stock, preferred stock, debt securities, and other securities that may be offered in one or more offerings on terms to be determined at the time of the offering. We believe we have sufficient liquidity to fund our operations through at least the next 12 months and the foreseeable future.

Cash Flow Activities

Our cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$68,056	$16,627	$51,429	309%
Net cash used in investing activities	(2,844)	(2,394)	(450)	19%
Net cash used in financing activities	(15,960)	(44,170)	28,210	(64)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$49,252	$(29,937)	$79,189	(265)%

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2026, was $68.1 million, as compared to cash provided by operating activities of $16.6 million for the three months ended March 31, 2025. The increase in cash provided by operating activities was primarily driven by favorable changes in working capital relative to the three months ended March 31, 2025 and higher adjusted net income. The change in working capital for the 2026 and 2025 periods included timing of claims payments related to our medical liabilities, timing of payments for provider incentives, and a decrease in cash paid for income taxes. For the three months ended March 31, 2026, net income, exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, non-cash lease expense, deferred tax, change in fair value of contingent consideration liabilities, and other was $41.6 million, as compared to $24.6 million for the three months ended March 31, 2025.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2026, was $2.8 million, primarily due to purchases of property and equipment for $4.0 million. Cash used in investing activities during the three months ended March 31, 2025, was $2.4 million primarily due to purchases of property and equipment of $3.1 million.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2026, was $16.0 million, primarily due to repayments of debt of $12.0 million, repurchase of treasury shares of $2.9 million, tax payments from net share settlement of restricted stock awards and units of $1.2 million, and dividend payments of $0.1 million. Cash used in financing activities during the three months ended March 31, 2025, was $44.2 million, primarily due to repayments of debt of $428.2 million, payments of deferred financing costs of $17.2 million, dividends paid of $5.5 million, and taxes paid from net share settlement of restricted stock of $4.1 million, partially offset by borrowings on debt of $412.0 million.

Credit Facility

The following are the future commitments of our debt for the years ending December 31 (in thousands) below:

Amount
2026 (excluding the three months ended March 31, 2026)	$35,898
2027	65,814
2028	71,798
2029	89,747
2030	777,019
Total	$1,040,276

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities reported in our condensed consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which management uses judgment, assumptions, and estimates in applying these policies is therefore integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that reflect significant judgments and uncertainties, potentially resulting in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying condensed consolidated financial statements in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements that are, or have been, reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under the Term Loans and Revolver Loan provided for under our Second Amended and Restated Credit Agreement, as of March 31, 2026, were $918.3 million and $122.0 million, respectively. The loans under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to either, at our option, (a) the rate for term SOFR published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. We have entered into an interest swap agreement to effectively convert our floating-rate debt to a fixed-rate basis with a termination date of August 31, 2029, provided that the bank has the right to change the swap to a two-year term. The interest swap agreement sets a fixed rate of 3.179% for the first $200.0 million of our aggregate debt balance. The principal objective of the swap agreement is to eliminate or reduce the variability of cash flows associated with our floating-rate debt, thereby reducing the impact of interest rate changes on future interest payment cash flows. Based on our current outstanding borrowings as of March 31, 2026, a hypothetical 1% change in our interest rates would increase or decrease our interest expense, on an annual basis, by $8.4 million.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As previously disclosed in the Form 10-K for the year ended December 31, 2025, management identified a material weakness in internal control over financial reporting associated with the accounting for business combinations. Because this material weakness had not been remediated as of March 31, 2026, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026. Notwithstanding the identified material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q, in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Following the identification of the material weakness described in the Form 10-K for the year ended December 31, 2025, management is continuing to make progress in its design and implementation of remediation activities to address the material weakness, and therefore these remediation activities are not reflected as changes in internal control over financial reporting for the quarter ended March 31, 2026. We excluded the operations of Prospect as we continue to evaluate its internal control over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to lawsuits, threatened lawsuits, disputes, and other claims arising in the normal course of business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable, or the amount of the loss is not estimable, we do not record an accrual, in accordance with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position, or cash flows, and except as described under “Litigation” in Note 11 — “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under Note 11 — “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which disclosure is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. The risks disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows, or results of operations, and thus our stock price. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2022, Astrana’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $50.0 million of its shares of common stock. In February 2026, the Board of Directors increased the total authorization under the share repurchase program to $100.0 million of its shares of common stock, including the $35.9 million that remained available under the previously announced stock repurchase program. Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. This share repurchase program has no expiration date. The Board may suspend, modify, or discontinue the repurchase program at any time. This repurchase program does not obligate the Company to make additional repurchases at any specific time or in any specific situation. During the three months ended March 31, 2026, 124,747 shares were repurchased under the Company’s share repurchase program. As of March 31, 2026, $83.1 million remained available under the repurchase program.

The following table provides information about purchases made by the Company of shares of the Company’s common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 to January 31, 2026	141,882	$22.96	123,566	$33,132
February 1, 2026 to February 28, 2026	1,292	$22.28	1,181	$83,105
March 1, 2026 to March 31, 2026	20,742	$24.92	—	$83,105
Total	163,916	$23.21	124,747
(1)
Includes 39,169 shares repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock awards held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

ASTRANA HEALTH, INC.

May 8, 2026	By:	/s/ Brandon K. Sim
Brandon K. Sim, M.S. Chief Executive Officer and President (Principal Executive Officer)

May 8, 2026	By:	/s/ Chandan Basho
Chandan Basho, M.B.A. Chief Financial and Operating Officer (Principal Financial Officer)