Form 10-Q
period 2026-06-30
Astrana Health, Inc.
filed 2026-08-10
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, there were 55,737,168 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding, which includes 6,132,802 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Astrana Health, Inc. These shares are legally issued and outstanding but treated as treasury shares for accounting purposes.

Astrana Health, Inc.

INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

AHM	Astrana Health Management, Inc. (f/k/a Network Medical Management, Inc.)
AHMC	AHMC Healthcare Inc.
AHMS	Advanced Health Management Systems, L.P.
APC	Allied Physicians of California, a Professional Medical Corporation
Astrana	Astrana Health, Inc. (f/k/a Apollo Medical Holdings, Inc.)
CFC	Community Family Care Medical Group IPA, Inc.
CFC HP	Community Family Care Health Plan, Inc.
CHS	Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks
CMS	Centers for Medicare & Medicaid Services
DMHC	California Department of Managed Health Care
IPA	Independent Practice Association
Prospect	Certain businesses and assets of Prospect Medical Holdings, Inc. acquired by the Company
Sun Labs	Sun Clinical Laboratories, a California corporation
VIE	Variable Interest Entity

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Astrana Health, Inc., a Delaware corporation (“Astrana”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

This Quarterly Report on Form 10-Q includes the financial statements for the quarter ended June 30, 2026 and provides management’s discussion and analysis of the Company’s financial condition, results of operations, and other required disclosures, as mandated by the Securities and Exchange Commission (the “SEC”).

The Centers for Medicare & Medicaid Services (“CMS”) has not reviewed any statements contained in this report, including statements describing the Company’s participation in the ACO Realizing Equity, Access, and Community Health Model (the “ACO REACH Model”), in the ACO Long-Term Enhanced ACO Design Model (the “ACO LEAD Model”), or in the Medicare Shared Savings Program (the “MSSP”).

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA margin, adjusted earnings per share (“EPS”) – diluted, free cash flow, or other financial items, such as our projected capitation from CMS, our forward-looking guidance, and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, acquisitions, or dispositions; any statements relating to our completed acquisition of certain businesses and assets of Prospect Medical Holdings, Inc. (“Prospect”); any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; any statements regarding the outlook of the ACO REACH Model, the ACO LEAD Model, the MSSP, or strategic transactions; any statements relating to delayed payments under, or potential cuts to, Medicaid and/or Medicare programs and/or changes in federal or state funding policies; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding our ability to remediate the material weakness in our internal control over financial reporting and maintain effective internal control over financial reporting and disclosure controls and procedures; any statements regarding potential changes to our tax structure; any statements regarding future economic conditions or performance; any statements relating to the potential impact of cybersecurity breaches or disruptions to our management information systems or widespread outages, interruptions, or other failures of operational, communication, and other systems; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$400,792	$429,474
Receivables, net (including amounts from related parties)	465,080	374,465
Income taxes receivable	—	1,799
Other receivables	24,113	26,385
Prepaid expenses and other current assets	25,857	26,264
Loans receivable	3,318	4,926

Total current assets	919,160	863,313

Non-current assets
Property and equipment, net	62,567	57,332
Intangible assets, net	243,312	270,968
Goodwill	886,995	865,305
Income taxes receivable, net of current portion	26,220	26,220
Loans receivable, net of current portion	49,273	48,724
Investments in other entities – equity method	27,805	25,637
Operating lease right-of-use assets	39,194	35,738
Other assets	27,554	25,424

Total non-current assets	1,362,920	1,355,348

Total assets (1)	$2,282,080	$2,218,661

Liabilities, Mezzanine Deficit, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$245,860	$195,912
Fiduciary accounts payable	3,771	3,524
Income taxes payable	2,082	—
Medical liabilities	415,765	335,705
Operating lease liabilities	8,938	7,809
Current portion of long-term debt	53,848	47,865
Other liabilities	17,375	24,458

Total current liabilities	747,639	615,273

Non-current liabilities
Deferred tax liability	8,795	5,491
Operating lease liabilities, net of current portion	33,975	31,552
Long-term debt, net of current portion and deferred financing costs	882,650	990,904
Other long-term liabilities	10,442	17,107

Total non-current liabilities	935,862	1,045,054

Total liabilities (1)	1,683,501	1,660,327

Commitments and contingencies (Note 11)

Mezzanine deficit
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	(242,261)	(234,962)

Stockholders’ equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; and zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 49,226,943 and 48,885,358 shares issued and outstanding, excluding 10,695,758 and 10,571,011 treasury shares, as of June 30, 2026 and December 31, 2025, respectively	49	49
Additional paid-in capital	487,820	470,863
Retained earnings	342,355	308,379
Total stockholders’ equity	830,224	779,291

Non-controlling interests	10,616	14,005

Total equity	840,840	793,296

Total liabilities, mezzanine deficit, and stockholders’ equity	$2,282,080	$2,218,661
(1)
The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The condensed consolidated balance sheets include (a) total assets of $1,268.9 million and $1,276.5 million as of June 30, 2026 and December 31, 2025, respectively, that can be used only to settle obligations of the Company’s consolidated VIEs and (b) total liabilities of the consolidated VIEs of $366.9 million and $376.0 million as of June 30, 2026 and December 31, 2025, respectively, for which creditors do not have recourse to the general credit of the Company, the VIE’s primary beneficiary. These VIE balances do not include $284.6 million of investment in affiliates and $25.1 million of amount due from affiliates as of June 30, 2026 and $152.2 million of investment in affiliates and $58.3 million of amount due from affiliates as of December 31, 2025, as these are eliminated upon consolidation and not presented within the condensed consolidated balance sheets. See Note 15 — “Variable Interest Entities (VIEs)” for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Capitation and other revenue, net	$972,520	$654,808	$1,937,620	$1,275,196

Operating expenses
Cost of services, excluding depreciation and amortization	868,498	576,839	1,727,855	1,125,900
General and administrative expenses	54,150	50,725	115,888	94,623
Depreciation and amortization	15,550	6,904	31,028	13,752

Total expenses	938,198	634,468	1,874,771	1,234,275

Income from operations	34,322	20,340	62,849	40,921

Other (expense) income
Income (loss) from equity method investments	548	381	2,268	(486)
Interest expense	(15,997)	(7,382)	(32,098)	(14,690)
Interest income	5,907	2,336	9,723	4,647
Unrealized gain (loss) on investments	4,732	14	5,816	(30)
Other (loss) income	(2,302)	1,136	(1,640)	(3,934)

Total other expense, net	(7,112)	(3,515)	(15,931)	(14,493)

Income before provision for income taxes	27,210	16,825	46,918	26,428

Provision for income taxes	8,758	6,609	15,335	9,991

Net income	18,452	10,216	31,583	16,437

Net (loss) income attributable to non-controlling interests	(1,287)	793	(2,592)	322

Net income attributable to Astrana Health, Inc.	$19,739	$9,423	$34,175	$16,115

Earnings per share – basic	$0.40	$0.19	$0.70	$0.33

Earnings per share – diluted	$0.40	$0.19	$0.69	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE DEFICIT AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(UNAUDITED)

	Mezzanine Deficit – Non-Controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-Controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at January 1, 2026	$(234,962)	48,885,358	$49	$470,863	$308,379	$14,005	$793,296
Net (loss) income	(2,677)	—	—	—	14,436	1,372	15,808
Purchase of non-controlling interests	—	—	—	—	—	(450)	(450)
Shares issued for vesting of restricted stock awards and units	—	138,260	—	(1,172)	—	—	(1,172)
Shares issued for cash and exercise of options	—	37,065	—	496	—	—	496
Repurchase of subsidiary’s shares	(100)	—	—	—	—	—	—
Purchase of treasury shares	—	(124,747)	—	(2,805)	—	—	(2,805)
Share-based compensation	—	—	—	9,895	—	—	9,895
Issuance of shares for Employee Stock Purchase Plan (“ESPP”)	—	10,463	—	231	—	—	231
Dividends	—	—	—	—	(104)	—	(104)
Balance at March 31, 2026	$(237,739)	48,946,399	$49	$477,508	$322,711	$14,927	$815,195
Net (loss) income	(3,064)	—	—	—	19,739	1,777	21,516
Purchase of non-controlling interests	—	—	—	1,187	—	(6,188)	(5,001)
Sale of non-controlling interest	—	—	—	—	—	100	100
Shares issued for vesting of restricted stock awards and units	—	280,544	—	(2,662)	—	—	(2,662)
Repurchase of subsidiary’s shares	(1,458)	—	—	—	—	—	—
Share-based compensation	—	—	—	11,787	—	—	11,787
Dividends	—	—	—	—	(95)	—	(95)
Balance at June 30, 2026	$(242,261)	49,226,943	$49	$487,820	$342,355	$10,616	$840,840

	Mezzanine Deficit – Non-Controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-Controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at January 1, 2025	$(202,558)	47,929,872	$48	$426,389	$286,283	$4,006	$716,726
Net (loss) income	(1,564)	—	—	—	6,692	1,093	7,785
Purchase of non-controlling interests	—	—	—	—	—	(28)	(28)
Shares issued for vesting of restricted stock awards and units	—	388,173	1	(4,053)	—	—	(4,052)
Repurchase of subsidiary’s shares	(1,316)	—	—	—	—	—	—
Share-based compensation	—	—	—	7,867	—	—	7,867
Issuance of shares for ESPP	—	10,683	—	301	—	—	301
Dividends	(27,295)	699,896	—	21,935	(95)	—	21,840
Balance at March 31, 2025	$(232,733)	49,028,624	$49	$452,439	$292,880	$5,071	$750,439
Net (loss) income	(849)	—	—	—	9,423	1,642	11,065
Sale of non-controlling interest	—	—	—	—	—	38	38
Shares issued for vesting of restricted stock awards	—	110,007	—	(1,001)	—	—	(1,001)
Share-based compensation	—	—	—	11,765	—	—	11,765
Dividends	—	—	—	—	(94)	(684)	(778)
Balance at June 30, 2025	$(233,582)	49,138,631	$49	$463,203	$302,209	$6,067	$771,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$31,583	$16,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,028	13,752
Amortization of debt issuance cost	2,280	1,740
Share-based compensation	21,682	19,519
Non-cash lease expense	4,131	2,559
Deferred tax	2,734	(1,961)
Change in fair value of contingent consideration liabilities	(4,820)	3,351
Other	(6,735)	560
Changes in operating assets and liabilities, net of business combinations	18,921	51,571
Net cash provided by operating activities	100,804	107,528

Cash flows from investing activities
Payments for business and assets acquisition, net of cash acquired	(3,739)	—
Purchases of property and equipment	(7,878)	(4,490)
Other	2,545	1,019
Net cash used in investing activities	(9,072)	(3,471)

Cash flows from financing activities
Dividends paid	(199)	(6,233)
Borrowings on debt	—	412,000
Repayment of debt	(103,933)	(431,357)
Deferred financing cost	—	(17,241)
Payment of contingent liabilities	(2,864)	(3,631)
Taxes paid from net share settlement of restricted stock	(3,834)	(5,053)
Repurchase of treasury shares	(2,806)	—
Repurchase of subsidiary’s shares	(1,558)	(1,316)
Other	(4,840)	23
Net cash used in financing activities	(120,034)	(52,808)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(28,302)	51,249

Cash, cash equivalents, and restricted cash, beginning of period	434,045	289,101

Cash, cash equivalents, and restricted cash, end of period	$405,743	$340,350

Supplemental disclosures of cash flow information
Cash paid for income taxes	(1)	$4,728
Cash paid for interest	$29,348	$13,535

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$2,795	$7,110
Dividend paid in the form of common stock	$—	$21,935
(1)
Following the adoption of Accounting Standards Codification (“ASC”) 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures”, cash paid for income taxes is presented net of tax refunds, for the year ended December 31, 2025 and prospectively. See Note 13 — “Income Taxes” to the unaudited condensed consolidated financial statements for income taxes paid for the six months ended June 30, 2026.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets to the total amounts of cash, cash equivalents, and restricted cash shown in the accompanying condensed consolidated statements of cash flows (in thousands).

	June 30, 2026	December 31, 2025	June 30, 2025
Cash and cash equivalents	$400,792	$429,474	$339,703
Restricted cash (1)	4,951	4,571	647
Total cash, cash equivalents, and restricted cash, end of period shown in the statement of cash flows	$405,743	$434,045	$340,350
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

Segments

The Company’s three reportable segments are Care Partners, Care Delivery, and Care Enablement, which are described as follows:

Care Partners

The Company’s Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners aligned on a shared vision for coordinated care delivery. By leveraging the Company’s unique Care Enablement platform and ability to recruit, empower, and incentivize physicians to manage total cost of care effectively, the Company is able to organize partnered providers into successful multi-payer risk-bearing organizations (“RBOs”) that take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare Advantage, Medicaid, Commercial, Exchange, and Medicare fee for service (“FFS”). The Company’s healthcare delivery entities in this segment consist of a network of RBOs that encompass independent practice associations (“IPAs”), accountable care organizations (“ACOs”), and state-specific entities such as Restricted Knox-Keene licensed health plans in California. These entities are tasked with coordinating and arranging high-quality care for patients within Astrana’s ecosystem. This helps ensure seamless continuity of care among patients in different age groups, stages of life, and life circumstances.

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

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2025 has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026. In the opinion of management, all material adjustments (consisting of normal recurring adjustments as well as intercompany accounts and transactions, which have been eliminated) considered necessary for a fair presentation have been made to make the condensed consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include Astrana’s wholly owned subsidiaries and consolidated VIEs. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read, or have access to, the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2025.

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications were made to (i) the condensed consolidated balance sheet as of December 31, 2025 to reclassify investments in privately held entities to other assets within non-current assets; and (ii) the condensed consolidated statement of cash flows for the six months ended June 30, 2025 to reclassify (a) change in fair value of contingent consideration liabilities from other within net cash provided by operating activities, (b) the issuance of loans receivable to other within net cash used in investing activities, and (c) payment of contingent liabilities and repurchase of treasury shares from other within net cash used in financing activities. The reclassifications had no effect on net income, earnings per share, retained earnings, cash flows provided by (used in) operating, investing, or financing activities, or total assets.

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

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents, and restricted cash. As of June 30, 2026 and December 31, 2025, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by $411.1 million and $447.0 million, respectively. The Company has not experienced any losses to date and conducts ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted cash consists of cash held as collateral in the event of default as required by certain health plan contracts. Restricted cash is included in other assets in the accompanying condensed consolidated balance sheets.

Receivables and Loans Receivable

The Company’s receivables are comprised of capitation receivables, ACO receivables, FFS receivables, risk pool settlements, incentive receivables, management fee income, and receivables from related parties. The Company’s receivables are recorded and stated at the amount expected to be collected.

The Company’s receivables, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Receivables, net	$25,276	$31,377
Capitation receivables, net	123,498	94,229
ACO receivables	186,435	109,777
FFS receivables, net	29,082	45,568
Hospital risk pool receivables	7,377	17,420
Risk pool and incentives receivables, net	23,053	24,568
Management fee receivables	12,791	7,073
Receivables from related parties, net	57,568	44,453
Total receivables, net	$465,080	$374,465

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

Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its receivable collections and expects that the historical credit loss experienced across its receivables portfolio is materially similar to any current expected credit losses (“CECL”) that would be estimated under the CECL model.

Receivables from related parties, net

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

Loans receivable

The Company’s loans receivable consists of promissory notes that accrue interest per annum and are recorded and stated at amortized cost plus accrued interest. Interest income is accrued based on the outstanding principal amounts. As of June 30, 2026 and December 31, 2025, the balance of the Company’s aggregate loans receivable was $52.6 million and $53.7 million, respectively. During the three months ended June 30, 2026, the Company’s loans receivable from related parties was settled in full. As of December 31, 2025, loans receivable from related parties in aggregate was $1.8 million. For the three months ended June 30, 2026 and 2025, the Company accrued $0.9 million and $1.1 million, respectively, and for the six months ended June 30, 2026 and 2025, the Company accrued $2.0 million and $2.1 million, respectively, of interest related to loans within interest income on the accompanying condensed consolidated statements of income.

The Company assesses outstanding loans receivable under the CECL model by evaluating the party’s ability to pay, which involves reviewing quarterly interest payment history, annually reviewing financial history, assessing the value of any collateral, and reassessing any identified insolvency risk. As of June 30, 2026, the promissory notes are expected to be collected without default.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial	$87,190	$46,049	$171,730	$93,278
Medicare	593,876	403,111	1,200,017	790,995
Medicaid	265,619	192,621	494,166	365,802
Other third parties	25,835	13,027	71,707	25,121
Total revenue	$972,520	$654,808	$1,937,620	$1,275,196

The Company had major payers that contributed the following percentages of total consolidated net revenue. These payers are primarily within the Care Partners segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Payer A	18.5%	31.9%	19.7%	32.4%
Payer B	15.3%	17.6%	14.4%	16.5%
Payer C	*	10.3%	*	10.4%
Payer D	10.3%	*	*	*
Payer E	10.1%	*	*	*

* Less than 10% of revenue.

The Company had major payers that contributed to the following percentages of receivables, net, and other receivables:

	As of June 30, 2026	As of December 31, 2025
Payer A	38.1%	27.4%
Payer F	11.2%	11.0%

Revenue Recognition

The Company receives payments from the following sources for services rendered:

•
Commercial insurers;
•
Federal government under the Medicare program administered by CMS;
•
State governments under Medicaid and other programs;
•
Other third-party payers (e.g., hospitals and IPAs); and
•
Individual patients and clients.

Revenue consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capitation, net	$905,804	$614,108	$1,798,712	$1,198,071
Risk pool settlements and incentives	21,816	15,402	34,302	29,893
Management fee income	13,211	2,577	28,896	4,887
FFS, net	22,982	17,878	60,813	32,769
Other revenue	8,707	4,843	14,897	9,576

Capitation and other revenue, net	$972,520	$654,808	$1,937,620	$1,275,196

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

The Company uses a recognition threshold of “more-likely-than-not” and a measurement attribute on all tax positions taken, or expected to be taken, in a tax return in order to be recognized in the accompanying condensed consolidated financial statements. Once the recognition threshold is met, the tax position is measured to determine the actual amount of benefit to recognize in the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” to provide disaggregated information about certain income statement costs and expenses. ASU 2024-03 is effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its condensed consolidated financial statement disclosures.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company’s annual periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its condensed consolidated financial statement disclosures.

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

As of June 30, 2026, the Company finalized the purchase price allocation for Prospect. During the six months ended June 30, 2026, the Company recorded measurement period adjustments with corresponding changes to goodwill. These adjustments reflect additional information about facts and circumstances that existed as of the acquisition date, primarily related to a $20.2 million increase in assumed liabilities.

The following table summarizes the final purchase price allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

Prospect
Purchase consideration	$674,902

Assets
Cash and cash equivalents	$124,834
Receivables	83,673
Other receivables	4,868
Prepaid expenses and other current assets	7,557
Loans receivable	794
Property and equipment	37,498
Intangible assets	193,500
Goodwill	462,145
Loans receivable, non-current	278
Operating lease right-of-use assets	4,535
Other assets	6,126
Total assets acquired	925,808

Liabilities
Accounts payable and accrued expenses	109,301
Income taxes payable	2,100
Medical liabilities	121,950
Operating lease liabilities	1,772
Other liabilities	4,250
Deferred tax liability	5,869
Operating lease liabilities, net of current portion	2,763
Other long-term liabilities	2,901
Total liabilities assumed	250,906

Total net assets acquired	$674,902

The table below represents intangible assets acquired in the Prospect acquisition (dollars in thousands):

	Useful Life (Years)	Fair Value
License	Indefinite	$1,900
Network relationships	15 years	53,800
Member relationships	12 years	123,500
Other (1)	3–10 years	14,300

Total intangible assets acquired		$193,500
(1)
Other consists of management contracts and a trade name.

Goodwill

The Company accounts for acquisitions under the acquisition method of accounting. The fair value of consideration transferred was allocated to acquired tangible and intangible assets and liabilities based on their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill is primarily attributable to the scale, skill sets, operations, and synergies from the acquisition, which can be leveraged to expand the Company’s network and enhance the value and quality of care the Company provides to its members.

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

The Company had no impairment of its goodwill during the three and six months ended June 30, 2026 and 2025.

The change in the carrying value of goodwill for the six months ended June 30, 2026 was as follows (in thousands):

Amount
Balance at January 1, 2026	$865,305
Acquisition	2,432
Adjustments	19,258
Balance at June 30, 2026	$886,995

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company and Prospect as if the acquisition had occurred on January 1, 2025. The pro forma financial information presented has been adjusted to exclude Prospect’s historical interest expense as all outstanding debt obligations were settled at closing and not assumed by the Company. The pro forma financial information presented has been adjusted to include the Company’s incremental interest expense, as if the borrowing from the delayed draw term loan credit facility had occurred on January 1, 2025, to finance the purchase of Prospect. The pro forma financial information presented is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company, or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2025
Total revenue	$983,190	$1,912,494
Net income attributable to Astrana Health, Inc.	$10,193	$12,000

Earnings per share – basic	$0.21	$0.25
Earnings per share – diluted	$0.21	$0.24

4.
Intangible Assets, Net

As of June 30, 2026, intangible assets, net, consisted of the following (dollars in thousands):

	Useful Life (Years)	Gross June 30, 2026	Accumulated Amortization	Net June 30, 2026
Indefinite-lived assets:
Trademarks and licenses	N/A	$5,950	$—	$5,950
Amortized intangible assets:
Network relationships	10–21	225,717	(131,562)	94,155
Member relationships	7–14	196,577	(67,152)	129,425
Other (1)	3–20	40,310	(26,528)	13,782
		$468,554	$(225,242)	$243,312
(1)
Other consists of management contracts, a patient management platform, trade name/trademarks, and developed technology.

As of December 31, 2025, intangible assets, net, consisted of the following (dollars in thousands):

	Useful Life (Years)	Gross December 31, 2025	Accumulated Amortization	Net December 31, 2025
Indefinite-lived assets:
Trademarks and licenses	N/A	$5,950	$—	$5,950
Amortized intangible assets:
Network relationships	10–21	225,717	(125,359)	100,358
Member relationships	7–14	196,577	(47,908)	148,669
Other (1)	3–20	40,310	(24,319)	15,991
		$468,554	$(197,586)	$270,968
(1)
Other consists of management contracts, a patient management platform, trade name/trademarks, and developed technology.

For the three months ended June 30, 2026 and 2025, the Company recognized amortization expense of $13.8 million and $6.2 million, respectively, in depreciation and amortization in the accompanying condensed consolidated statements of income. For the six months ended June 30, 2026 and 2025, the Company recognized amortization expense of $27.7 million and $12.4 million, respectively, in depreciation and amortization in the accompanying condensed consolidated statements of income. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three and six months ended June 30, 2026 and 2025.

Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount
2026 (excluding the six months ended June 30, 2026)	$27,452
2027	44,125
2028	35,715
2029	28,622
2030	21,687
Thereafter	79,761
Total	$237,362

5.
Investments in Other Entities – Equity Method

The Company has invested in several entities in the healthcare industry similar to its Care Partners, Care Delivery, and Care Enablement segments. The Company holds 25.0% – 51.0% equity interest in these investments that are accounted for under the equity method, as the Company has the ability to exercise significant influence, but not control over operations. Equity method investments are subject to impairment evaluation. No impairment loss was recorded related to equity method investments for the three and six months ended June 30, 2026 and 2025.

The following table summarizes the Company’s equity method investments as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	% of Ownership	June 30, 2026	December 31, 2025
LaSalle Medical Associates – IPA line of business	25.0%	$16,002	$14,742
Third Way Health	27.7%	5,627	6,000
Other (1)	25.0% – 51.0%	6,176	4,895
		$27,805	$25,637
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

6.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable and other accruals	$46,525	$47,501
Capitation payable	32,636	22,374
Subcontractor IPA payable	5,562	3,928
Hospital quality assurance fee program payable	11,487	11,541
Professional fees	9,492	4,636
Due to related parties	8,700	8,993
Accrued compensation	41,161	31,614
Risk pool payable	11,811	15,830
Provider incentives	61,267	36,439
Other provider accruals	17,219	13,056
Total accounts payable and accrued expenses	$245,860	$195,912

7.
Medical Liabilities

The Company’s medical liabilities consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Medical liabilities, beginning of period	$335,705	$209,039
Acquired	(2,127)	(6,134)
Components of medical care costs related to claims incurred:
Current period	1,088,515	780,050
Prior periods	(43,496)	(1,874)
Total medical care costs	1,045,019	778,176
Payments for medical care costs related to claims incurred:
Current period	(708,455)	(518,450)
Prior periods	(245,284)	(169,318)
Claims paid for acquired balance	(9,093)	(5,622)
Total paid	(962,832)	(693,390)

Medical liabilities, end of period	$415,765	$287,691

8.
Credit Facility and Bank Loans

The Company’s debt balance consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Term Loans	$906,310	$930,243
Revolver Loan	42,000	122,000
Total debt	948,310	1,052,243
Less: Current portion of debt	(53,848)	(47,865)
Less: Unamortized financing costs	(11,812)	(13,474)
Long-term debt	$882,650	$990,904

The estimated fair value of the Company’s long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of June 30, 2026 and December 31, 2025, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

The following are the future commitments as of June 30, 2026 of the Company’s debt for the years ending December 31 (in thousands):

Amount
2026 (excluding the six months ended June 30, 2026)	$23,932
2027	65,814
2028	71,798
2029	89,747
2030	697,019
Total	$948,310

Credit Facility

Second Amended and Restated Credit Agreement

On February 26, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement,” and the credit facility thereunder, the “Second Amended and Restated Credit Facility”) with Truist Bank, in its capacities as administrative agent for the lenders, issuing bank, swingline lender and a lender, and the banks and other financial institutions from time to time party thereto, to, among other things, amend and restate that certain amended credit agreement, dated June 16, 2021, by and among the Company, Truist Bank, and certain lenders thereto, in its entirety. The Second Amended and Restated Credit Agreement provides for (i) a five-year revolving credit facility (the “Revolver Loan”) to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (ii) a five-year term loan A credit facility (the “Term Loan”) to the Company of $250.0 million, and (iii) a five-year delayed draw term loan credit facility (the “DDTL A” and together with the Term Loan, the “Term Loans”) to the Company of $745.0 million, of which $707.3 million was drawn down in July 2025, with the remaining commitment terminated. In June 2026, the Company paid $80.0 million toward the Revolver Loan. As of June 30, 2026, the Company had combined borrowings of $906.3 million on its Term Loans and $42.0 million under the Revolver Loan under the Second Amended and Restated Credit Agreement. The maturity of the Term Loans and the Revolver Loan is February 26, 2030.

Amounts borrowed under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to, at the Company’s elected option, the rate for term Secured Overnight Financing Rate (“SOFR”) published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of June 30, 2026, interest rates on the Term Loans and the Revolver Loan were 5.64%.

The Company and its subsidiary Astrana Health Management, Inc. (“AHM”) have granted the lenders a security interest in all of their assets, including stock and other equity issued by their subsidiaries, pursuant to the Amended and Restated Guaranty and Security Agreement, dated February 26, 2025, by and among the Company, as borrower, and AHM, as guarantor, in favor of Truist Bank, which amends and restates that certain guaranty and security agreement, dated September 11, 2019, in its entirety. The Second Amended and Restated Credit Agreement contains certain customary events of default. If any event of default occurs and continues under the Second Amended and Restated Credit Agreement, the lenders may terminate their commitments and may require the Company and its guarantors to repay outstanding debt and/or provide a cash deposit as additional security for outstanding letters of credit. In addition, the agent, on behalf of the lenders, may pursue other remedies, including, without limitation, transferring pledged securities of the Company’s subsidiaries in the name of the agent and exercising all rights with respect thereto (including the right to vote and to receive dividends), collect on pledged accounts, instruments and other receivables, and other rights provided by law.

Deferred Financing Costs

As of June 30, 2026, unamortized deferred financing costs for the Revolver Loan and Term Loans were $4.6 million and $11.8 million, respectively. As of December 31, 2025, unamortized deferred financing costs for the Revolver Loan and Term Loans were $5.2 million and $13.5 million, respectively. Deferred financing costs associated with the Term Loans are presented as a direct reduction against the amounts borrowed on the Term Loans and amortized over the life of the loans using the effective interest rate method. Deferred financing costs associated with the Revolver Loan are recognized in other assets in the accompanying condensed consolidated balance sheets and amortized over the life of the loan using the straight-line method. Interest expense in the accompanying condensed consolidated statements of income includes amortization of deferred debt issuance costs.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the six months ended June 30, 2026 and 2025 was 6.31% and 6.43%, respectively.

9.
Mezzanine Deficit and Stockholders’ Equity

Mezzanine Deficit

APC

As the redemption feature of APC’s shares of common stock is not solely within the control of APC, the equity of APC, a consolidated affiliate of the Company, does not qualify as permanent equity and has been classified as non-controlling interest in mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of June 30, 2026 and December 31, 2025.

Stockholders’ Equity

As of June 30, 2026, 41,048 holdback shares have not been issued to certain former AHM shareholders who were AHM shareholders at the time of closing of the 2017 merger of Astrana with AHM, as they have yet to submit properly completed letters of transmittal to Astrana in order to receive their pro rata portion of Astrana common stock as contemplated under the 2017 merger agreement. Pending such receipt, such former AHM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 merger. The accompanying condensed consolidated financial statements have treated such shares of common stock as outstanding, given that the receipt of the letter of transmittal is considered perfunctory, and the Company is legally obligated to issue these shares in connection with the 2017 merger.

Treasury Stock

As of June 30, 2026 and December 31, 2025, APC owned 6,132,802 shares of Astrana common stock. While such shares of Astrana common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the accompanying condensed consolidated financial statements. APC’s ownership in Astrana was 11.09% and 11.15% as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026, the Company repurchased 124,747 shares of its common stock for $2.8 million, of which no shares were repurchased from APC. During the six months ended June 30, 2025, the Company repurchased 300,000 shares of its common stock from APC for an aggregate purchase price of $10.6 million. As of June 30, 2026 and December 31, 2025, the Company had repurchased 4,562,956 and 4,438,209 shares, respectively, of its common stock. These are included as treasury stock.

As of June 30, 2026 and December 31, 2025, total treasury stock, including the Company’s stock held by APC, was 10,695,758 and 10,571,011, respectively.

Dividends

During the six months ended June 30, 2026, no distributions were made to APC’s common shareholders. During the six months ended June 30, 2025, APC distributed 699,896 Astrana shares owned by APC and $5.4 million in cash to its common shareholders. These shares were owned by APC, a consolidated VIE of Astrana, and were carved out from Astrana’s economic interest and performance metrics.

10.
Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with the issuance of restricted stock awards, restricted stock units, and shares under the ESPP within cost of services and general and administrative expenses in the accompanying condensed consolidated statements of income.

During the three months ended June 30, 2026 and 2025, the Company recognized $11.8 million and $11.7 million, respectively, in stock-based compensation expense. During the six months ended June 30, 2026 and 2025, the Company recognized $21.7 million and $19.5 million, respectively, in stock-based compensation expense.

As of June 30, 2026, unrecognized compensation expense related to total stock-based payments outstanding was $56.9 million.

11.
Commitments and Contingencies

Regulatory Matters

Laws and regulations governing the Medicare program and healthcare generally are complex and subject to interpretation. While the Company believes it complies in all material respects with applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action. Failure to comply with such laws and regulations may result in fines, penalties, and/or exclusion from the Medicare and Medi-Cal programs.

The Company’s affiliated RBOs are required to follow the regulations of the Department of Managed Health Care (“DMHC”). They must comply with a minimum working capital requirement, a tangible net equity (“TNE”) requirement, a cash-to-claims ratio, and claims payment requirements prescribed by the DMHC. TNE is defined as total assets minus total liabilities, reduced by the value of intangible assets and unsecured obligations of officers, directors, owners, or affiliates outside of the normal course of business, plus subordinated obligations.

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

Standby Letters of Credit and Surety Bonds

The Company and certain of its affiliated IPAs established irrevocable standby letters of credit for a total of $27.5 million and $27.9 million, for the benefit of CMS and certain health plans as of June 30, 2026 and December 31, 2025, respectively. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present or any future expiration date.

The Company currently has several surety bonds as required by CMS and other agencies. The bonds total $57.2 million and $46.6 million, in aggregate, as of June 30, 2026 and December 31, 2025, respectively. The bonds expire on various dates through December 31, 2030.

Litigation

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of its business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable, or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, the Company’s ultimate liability in connection with these matters is not expected to have a material adverse effect on the Company’s results of operations, financial position, or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to the Company’s results of operations for a particular period, depending upon the size of the loss or the Company’s income for that particular period.

Community Family Care Health Plan, Inc. – Arbitration Proceeding

Prior to the acquisition of Advanced Health Management Systems, L.P. (“AHMS”) in 2024, Community Family Care Health Plan, Inc. (“CFC HP”), now a wholly owned subsidiary of the Company, was engaged in arbitration with a provider associated with CFC HP (the “CFC HP Provider”). Specifically, on or about October 23, 2023, the CFC HP Provider initiated arbitration proceedings by filing a Demand for Arbitration, alleging breach of contract and fraud related to CFC HP’s purported failure to pay for services in accordance with the terms of a hospital services agreement (the “CFC HP Arbitration”). On or about August 8, 2025, the CFC HP Provider filed a First Amended Demand for Arbitration, further alleging that CFC HP never intended to comply with the payment terms of the contract. The action was resolved by settlement and dismissed in February 2026. As of December 31, 2025, per the terms of the settlement agreement, the Company paid $12.0 million toward the settlement. In January 2026, the Company paid the final settlement payment in the amount of $1.0 million, and no amounts remained payable as of June 30, 2026.

Given that the CFC HP Provider had already commenced the CFC HP Arbitration at the time of the acquisition of AHMS, as part of the acquisition, the Company and the sellers of CFC HP entered into a side letter to the purchase agreement that required $14.0 million of the purchase price be placed in an escrow account and used as the sole means for satisfying any claims by the Company related to losses incurred in the CFC HP Arbitration. The Company has sought reimbursement for the loss from the CFC HP Arbitration through a claim to the escrow funds. As of June 30, 2026, no loss recovery was recorded.

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

12.
Related-Party Transactions

Equity Method Investments

During the three and six months ended June 30, 2026, the Company paid $3.6 million and $5.0 million, respectively, to its equity method investees for provider, call center, and credentialing services. During the three and six months ended June 30, 2025, the Company paid $2.2 million and $3.8 million, respectively to its equity method investees, for management fee services, provider services, and interest expense. For one of our equity method investments, Third Way Health, one of Astrana’s officers is also a board member. See Note 5 — “Investments in Other Entities – Equity Method.”

Astrana Board Members and Officers

During the three months ended June 30, 2026 and 2025, the Company incurred rent expenses of $1.2 million and $1.3 million, respectively, from certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. During the six months ended June 30, 2026 and 2025, the Company incurred $2.5 million and $2.5 million, respectively, in rent expense from the same properties. As of June 30, 2026 and December 31, 2025, the Company’s operating lease right-of-use asset balance included $11.2 million and $10.1 million, respectively, and the Company’s operating lease liabilities included $11.9 million and $10.7 million, respectively, for certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. Two of the Company’s directors own a portion of Allied Pacific Holdings Investment Management, LLC. One of these directors also serves as its chief executive officer and chief financial officer. A third director of the Company also serves as an officer of Allied Pacific Holdings Investment Management, LLC.

The Company has an agreement with AHMC for services provided to the Company, involving payment for hospital and other inpatient-related services, at rates similar to the Company’s other contracted hospitals. The Company and AHMC also have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under the risk-sharing agreement, during the three months ended June 30, 2026 and 2025, the Company had recognized risk pool revenues of $1.9 million and $2.8 million, respectively. During the six months ended June 30, 2026 and 2025, the Company had recognized risk pool revenues of $4.0 million and $7.8 million, respectively. As of June 30, 2026 and December 31, 2025, $49.4 million and $40.5 million, respectively, remained in outstanding risk pool receivables. One of the Company’s directors is an officer of AHMC.

Revenue with AHMC consists of capitation, risk pool, and miscellaneous fees. Expenses with AHMC primarily include claims expenses. The following table sets forth revenue recognized and fees incurred with AHMC for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$5,538	$4,574	$11,107	$11,345
Expenses	(64,287)	(46,320)	(109,840)	(78,000)
Net	$(58,749)	$(41,746)	$(98,733)	$(66,655)

APC Board Members

During the three months ended June 30, 2026 and 2025, the Company paid an aggregate of $5.8 million and $4.7 million, respectively, to APC board members for provider services, which included $1.2 million and $0.6 million, respectively, paid to individuals who also serve as Astrana board members and/or officers. During the six months ended June 30, 2026 and 2025, the Company paid an aggregate of $10.8 million and $9.2 million, respectively, to APC board members for provider services, which included $2.1 million and $1.2 million, respectively, paid to individuals who also serve as Astrana board members and/or officers.

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

13.
Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes.” Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

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

The Company’s effective income tax rate was 32.4% and 39.3% for the three months ended June 30, 2026 and 2025, respectively, and 32.7% and 37.8% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates for the three and six months ended June 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to state and local income taxes and nondeductible officer and stock-based compensation, partially offset by income from flow-through entities and federal research and development credits.

As of June 30, 2026, the Company had gross unrecognized tax benefits of $1.2 million that, if recognized, would reduce the annual effective tax rate. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. The Company recognized $0.1 million of interest and penalties for the six months ended June 30, 2026. The Company does not anticipate a material change to its unrecognized tax benefits within the next 12 months.

The Company’s U.S. federal income tax returns for the years ended December 31, 2020 through December 31, 2025, and its California income tax returns for the years ended December 31, 2019 through December 31, 2025, remain open to examination, either because the applicable statute of limitations has not expired or because the year is under audit. The Internal Revenue Service is currently examining the Company’s 2024 federal income tax return and reviewing amended federal income tax returns for 2020 and 2021. The California Franchise Tax Board is currently examining the Company’s California income tax returns for 2019 through 2021.

For the six months ended June 30, 2026, $10.9 million of payments were made for income taxes, net of tax refunds.

14.
Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Astrana by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to Astrana by the weighted average number of common shares outstanding, plus the dilutive effect of unvested restricted stock awards and units, contingently issuable shares, stock options and shares issuable under the ESPP, as calculated under the treasury stock method. The non-controlling interest in APC is allocated its share of Astrana’s income from APC’s ownership of Astrana common stock, and this amount is included in the net (loss) income attributable to non-controlling interests in the accompanying condensed consolidated statements of income. Therefore, none of the shares of Astrana held by APC are considered outstanding for the purpose of basic or diluted earnings per share computation. As of June 30, 2026 and 2025, total treasury stock, including the Company’s stock held by APC, was 10,695,758 and 9,903,953, respectively. These are treated as treasury shares for accounting purposes and are not included in the number of shares of common stock outstanding used to calculate earnings per share. See Note 9 — “Mezzanine Deficit and Stockholders’ Equity” for information on the Company’s treasury stock.

The following potentially dilutive outstanding securities were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive or the conditions to issue such shares were not achieved as of June 30, 2026 and 2025, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	113,490	113,490	113,490	119,599
Restricted stock awards and units	157,091	812,780	705,745	611,258
Contingently issuable shares	1,352,348	1,085,413	1,212,242	1,103,156
Total potentially dilutive securities	1,622,929	2,011,683	2,031,477	1,834,013

Below is a summary of the earnings per share computations:

	For the Three Months Ended June 30,
	2026	2025
Earnings per share – basic	$0.40	$0.19
Earnings per share – diluted	$0.40	$0.19
Weighted average shares of common stock outstanding – basic	49,115,835	49,187,885
Weighted average shares of common stock outstanding – diluted	49,778,028	49,470,677

	For the Six Months Ended June 30,
	2026	2025
Earnings per share – basic	$0.70	$0.33
Earnings per share – diluted	$0.69	$0.33
Weighted average shares of common stock outstanding – basic	48,986,953	48,831,265
Weighted average shares of common stock outstanding – diluted	49,418,278	49,162,653

Below is a summary of the shares included in the diluted earnings per share computations:

	For the Three Months Ended June 30,
	2026	2025
Weighted average shares of common stock outstanding – basic	49,115,835	49,187,885
Stock options and ESPP shares	25,409	95,179
Restricted stock awards and units	440,358	40,259
Contingently issuable shares	196,426	147,354
Weighted average shares of common stock outstanding – diluted	49,778,028	49,470,677

	For the Six Months Ended June 30,
	2026	2025
Weighted average shares of common stock outstanding – basic	48,986,953	48,831,265
Stock options and ESPP shares	20,593	104,019
Restricted stock awards and units	260,401	85,157
Contingently issuable shares	150,331	142,212
Weighted average shares of common stock outstanding – diluted	49,418,278	49,162,653

15.
Variable Interest Entities (“VIEs”)

The Company’s condensed consolidated financial statements include its subsidiaries and consolidated VIEs. A VIE is defined as a legal entity whose equity owners lack sufficient equity at risk or, as a group, lack decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is the variable interest holder with both (i) the power to direct the activities most significantly affecting the VIE’s economic performance and (ii) the obligation to absorb expected losses or the right to receive benefits potentially significant to the VIE.

Certain states prohibit non-physician owned entities from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions (“corporate practice of medicine” laws). To comply with these laws, the Company maintains long-term MSAs with its affiliated IPAs and medical groups that are owned and operated solely by physicians. AHM, a wholly owned subsidiary, has entered into MSAs with several affiliated IPAs, including APC. APC has been determined to be a VIE of AHM, as AHM is its primary beneficiary with the ability, through majority representation on the APC Joint Planning Board, to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance. Accordingly, APC and its wholly owned subsidiaries and VIEs are consolidated in the accompanying condensed consolidated financial statements.

Certain state laws also prohibit a multi-shareholder professional corporation from holding shares in another professional corporation; however, a single-shareholder professional corporation may do so. In reliance on this exception, the Company designated certain key personnel as the nominee shareholder of professional corporations that hold controlling and non-controlling ownership interests in several medical corporations. Via a Physician Shareholder Agreement with the nominee shareholder, the Company retains the right to designate alternative equity holders. These entities are also managed by the Company’s wholly owned MSOs via MSAs and are consolidated in the accompanying condensed consolidated financial statements.

The following table presents assets that may only be used to settle VIE obligations, to which the creditors of Astrana have no recourse, and liabilities for which the creditors of the Company’s VIEs have no recourse to the general credit of Astrana. These assets and liabilities of the Company’s VIEs, with the exception of investments in affiliates and amounts due to, or from, affiliates, which are eliminated upon consolidation, are included in the accompanying condensed consolidated balance sheets (in thousands).

	June 30, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$199,454	$202,164
Receivables, net (including amounts from related parties)	195,449	208,929
Other receivables	11,387	8,907
Prepaid expenses and other current assets	10,946	12,946
Loans receivable	762	753
Amount due from affiliates (1)	25,050	58,265

Total current assets	443,048	491,964

Non-current assets
Property and equipment, net	44,192	41,646
Intangible assets, net	195,368	216,594
Goodwill	545,674	524,751
Income taxes receivable, net of current portion	12,405	12,405
Loans receivable, net of current portion	111	194
Investments in other entities – equity method	18,355	17,069
Investment in affiliates (1)	284,623	152,155
Operating lease right-of-use assets	29,687	26,499
Other assets	5,154	3,692

Total non-current assets	1,135,569	995,005

Total assets	$1,578,617	$1,486,969

Current liabilities
Accounts payable and accrued expenses	$127,107	$108,309
Fiduciary accounts payable	3,771	3,524
Medical liabilities	173,017	198,919
Income tax payable	16,145	15,007
Operating lease liabilities	6,426	5,473
Other liabilities	4,601	6,505

Total current liabilities	331,067	337,737

	June 30, 2026	December 31, 2025

Non-current liabilities
Deferred tax liability	7,418	7,159
Operating lease liabilities, net of current portion	26,571	24,241
Other long-term liabilities	1,832	6,855

Total non-current liabilities	35,821	38,255

Total liabilities	$366,888	$375,992
(1)
Investment in affiliates includes APC’s investment in Astrana. While such shares of Astrana’s common stock are legally issued to APC and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the accompanying condensed consolidated financial statements. Amounts due to, or from, affiliates are receivables or payables with Astrana’s subsidiaries. As a result, these balances are eliminated upon consolidation and are not reflected on Astrana’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
16.
Operating Leases

The Company has operating leases for corporate and medical offices. These leases have remaining lease terms ranging from 1 month to 20 years. These renewal terms may include options to extend the leases for up to 7 years and are included in the lease term when it is reasonably certain that the Company will exercise the options. Some lease terms may include options to terminate the leases within one year. These leases consist of fixed or variable payments. Variable lease payments are based on an index or a rate such as the Consumer Price Index.

Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets.

Lease expense for the three months ended June 30, 2026 and 2025 were $4.9 million and $3.6 million, respectively, of which operating lease costs were $2.8 million and $2.0 million, respectively. Lease expense for the six months ended June 30, 2026 and 2025 were $9.9 million and $7.2 million, respectively, of which operating lease costs were $5.4 million and $4.0 million, respectively. The remaining amount primarily consisted of short-term lease costs.

Other information related to operating leases was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Supplemental cash flow information

Cash paid for operating lease liabilities	$2,577	$1,864	$5,116	$3,632
Right-of-use assets obtained in exchange for new operating lease obligations	$2,445	$1,381	$2,795	$7,110

	June 30,
	2026	2025
Weighted average remaining lease term	5.68 years	6.99 years
Weighted average discount rate	6.54%	6.87%

The following are future minimum lease payments under non-cancellable operating leases for the years ending December 31 (in thousands):

Operating Leases
2026 (excluding the six months ended June 30, 2026)	$5,948
2027	10,773
2028	9,841
2029	7,928
2030	5,638
Thereafter	12,127

Total future minimum lease payments	52,255
Less: imputed interest	9,342
Total lease liabilities	42,913
Less: current portion	8,938
Long-term lease liabilities	$33,975

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

Corporate costs are unallocated and primarily include corporate initiatives, corporate infrastructure costs, and corporate shared costs, such as finance, human resources, legal, and executive management.

Certain amounts disclosed in prior periods have been recast to conform to the current period presentation. Specifically, depreciation and amortization expense is disclosed separately from general and administrative expenses in the accompanying segment table for the three and six months ended June 30, 2025. The following tables present information about the Company’s segments (in thousands):

	Three Months Ended June 30, 2026
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$931,449	$27,361	$13,710	$—		$—	$972,520
Intersegment	1,387	47,335	71,888	(120,610)		—	—
Total revenues	932,836	74,696	85,598	(120,610)		—	972,520

Cost of services	805,469	61,923	51,665	(50,559)		—	868,498
General and administrative expenses	72,133	14,552	16,158	(70,091)		21,398	54,150
Depreciation and amortization	12,362	1,188	1,378	—		622	15,550
Total expenses	889,964	77,663	69,201	(120,650)		22,020	938,198

Income (loss) from operations	$42,872	$(2,967)	$16,397	$40	(1)	$(22,020)	$34,322
(1)
Income from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.

	Three Months Ended June 30, 2025
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$631,442	$20,014	$3,352	$—		$—	$654,808
Intersegment	—	18,380	37,549	(55,929)		—	—
Total revenues	631,442	38,394	40,901	(55,929)		—	654,808

Cost of services	536,266	27,873	31,130	(18,430)		—	576,839
General and administrative expenses	40,222	7,794	7,026	(37,511)		33,194	50,725
Depreciation and amortization	5,269	580	904	—		151	6,904
Total expenses	581,757	36,247	39,060	(55,941)		33,345	634,468

Income (loss) from operations	$49,685	$2,147	$1,841	$12	(1)	$(33,345)	$20,340
(1)
Income from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.

	Six Months Ended June 30, 2026
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$1,840,240	$67,911	$29,469	$—		$—	$1,937,620
Intersegment	2,299	91,862	143,874	(238,035)		—	—
Total revenues	1,842,539	159,773	173,343	(238,035)		—	1,937,620

Cost of services	1,591,000	134,467	100,370	(97,982)		—	1,727,855
General and administrative expenses	144,679	28,926	33,418	(140,065)		48,930	115,888
Depreciation and amortization	24,532	2,310	3,006	—		1,180	31,028
Total expenses	1,760,211	165,703	136,794	(238,047)		50,110	1,874,771

Income (loss) from operations	$82,328	$(5,930)	$36,549	$12	(1)	$(50,110)	$62,849
(1)
Income from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.

	Six Months Ended June 30, 2025
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$1,232,393	$36,704	$6,099	$—		$—	$1,275,196
Intersegment	—	35,078	74,362	(109,440)		—	—
Total revenues	1,232,393	71,782	80,461	(109,440)		—	1,275,196

Cost of services	1,048,934	55,012	56,948	(34,994)		—	1,125,900
General and administrative expenses	78,977	16,615	16,236	(74,461)		57,256	94,623
Depreciation and amortization	10,582	1,116	1,903	—		151	13,752
Total expenses	1,138,493	72,743	75,087	(109,455)		57,407	1,234,275

Income (loss) from operations	$93,900	$(961)	$5,374	$15	(1)	$(57,407)	$40,921
(1)
Income from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.

18.
Fair Value Measurements of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2026 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts (1)	$6,475	$—	$—	$6,475
Other (2)	111	1,240	—	1,351
Total assets	$6,586	$1,240	$—	$7,826

Liabilities
Sun Clinical Laboratories, a California corporation (“Sun Labs”) remaining equity interest purchase	$—	$—	$4,080	$4,080
Community Family Care Medical Group IPA, Inc. (“CFC”) contingent consideration	—	—	1,296	1,296
Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks (“CHS”) contingent consideration	—	—	3,287	3,287
Other (3)	—	—	1,215	1,215
Total liabilities	$—	$—	$9,878	$9,878
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

The change in the fair value of Level 3 liabilities is recognized in other income (loss) or general and administrative expenses in the accompanying condensed consolidated statements of income. As of June 30, 2026, the reconciliation of Level 3 liabilities was as follows (in thousands):

Amount
Balance at January 1, 2026	$21,771
Addition	1,200
Change in fair value of existing Level 3 liabilities	(8,093)
Settlement	(5,000)
Balance at June 30, 2026	$9,878

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

Remaining Equity Interest Purchase

In 2021, the Company entered into a financing obligation to purchase the remaining equity interest in Sun Labs. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $4.1 million and $7.4 million, as of June 30, 2026 and December 31, 2025, respectively. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of the financing obligation are recognized as unrealized gain or loss on investments in the accompanying condensed consolidated statements of income.

Contingent Consideration

CFC

Upon acquiring certain assets of CFC in 2024, the total consideration of the acquisition included contingent consideration, to be settled in cash. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of membership and assigned probabilities to each such scenario in determining fair value. In 2025, the first metric was achieved and paid. As of June 30, 2026, the second metric was determined to have been achieved and subsequently paid in the amount of $5.0 million. As of December 31, 2025, the second metric was valued at $4.7 million and was included in other liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the third metric was valued at $1.3 million and $2.3 million, respectively, and was included in other liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. Changes in the CFC contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

CHS

Upon acquiring 100% of the equity interest of CHS in 2024, the total consideration of the acquisition included contingent consideration, to be settled in cash. As a result of and following the acquisition of certain assets associated with clinics in Texas in June 2026, the CHS member enrollment metrics measure was amended to provide for an earnout based on a cumulative measure of profit, over the earnout period from October 5, 2024 to October 5, 2029. The earnout payment will be further determined based on a percentage of membership contributed by the acquisition associated with the acquired clinics and reduced by the cash paid towards the purchase of such acquisition. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and membership and assigned probabilities to each such scenario in determining fair value. As of June 30, 2026, the amended CHS contingent consideration was valued at $3.3 million and included in other long-term liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2025, the CHS 2025 gross profit per total member months metric was not met and the related contingent consideration was not paid, and under the terms of the previous agreement, the CHS member enrollment metrics had been valued at $7.4 million and included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CHS contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

In this section, “we,” “our,” “ours,” and “us” refer to Astrana Health, Inc. (“Astrana”) and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Overview

Astrana is a leading physician-centric, AI-powered, risk-bearing healthcare management company. Leveraging our proprietary population health management and healthcare delivery platform, we operate an integrated, value-based healthcare model that aims to empower the providers in our network to deliver the highest quality of care in a cost-effective manner. Together with our affiliated physician groups and consolidated entities, we cost-effectively provide coordinated outcomes-based medical care.

Through our risk-bearing organizations with more than 20,000 contracted physicians, we were responsible for coordinating the care for approximately 1.5 million patients as of June 30, 2026. These covered patients are managed care members whose health coverage is provided either through their employers, directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to deliver high-quality, cost-effective care.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are supplemental performance measures of our operations for financial and operational decision-making and are used as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest expense, interest income, income taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, and stock-based compensation. We define Adjusted EBITDA margin as Adjusted EBITDA over total revenue.

Adjusted Net Income Attributable to Astrana and Adjusted Earnings Per Share (“EPS”) – Diluted

Our adjusted EPS – diluted is a supplemental performance measure of our operations for financial and operational decision-making and is used as a supplemental means of evaluating period-to-period comparisons on a consistent basis. We define adjusted EPS – diluted as adjusted net income attributable to Astrana over weighted average shares of common stock outstanding – diluted. Adjusted net income attributable to Astrana is calculated as net income, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, amortization of intangibles, certain tax adjustments, and amounts related to net income or loss attributable to non-controlling interests.

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

Results of Operations

Astrana Health, Inc.

Condensed Consolidated Statements of Income (in thousands)

(Unaudited)

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue
Capitation and other revenue, net	$972,520	$654,808	$317,712	49%

Operating expenses
Cost of services, excluding depreciation and amortization	868,498	576,839	291,659	51%
General and administrative expenses	54,150	50,725	3,425	7%
Depreciation and amortization	15,550	6,904	8,646	125%

Total expenses	938,198	634,468	303,730	48%

Income from operations	34,322	20,340	13,982	69%

Other (expense) income
Income from equity method investments	548	381	167	44%
Interest expense	(15,997)	(7,382)	(8,615)	117%
Interest income	5,907	2,336	3,571	153%
Unrealized gain on investments	4,732	14	4,718	*
Other (loss) income	(2,302)	1,136	(3,438)	(303)%

Total other expense, net	(7,112)	(3,515)	(3,597)	102%

Income before provision for income taxes	27,210	16,825	10,385	62%

Provision for income taxes	8,758	6,609	2,149	33%

Net income	18,452	10,216	8,236	81%

Net (loss) income attributable to non-controlling interests	(1,287)	793	(2,080)	(262)%

Net income attributable to Astrana Health, Inc.	$19,739	$9,423	$10,316	109%

Adjusted EBITDA	$68,889	$48,101	$20,788	43%

* Percentage change of over 500%

Astrana Health, Inc.

Condensed Consolidated Statements of Income (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue
Capitation and other revenue, net	$1,937,620	$1,275,196	$662,424	52%

Operating expenses
Cost of services, excluding depreciation and amortization	1,727,855	1,125,900	601,955	53%
General and administrative expenses	115,888	94,623	21,265	22%
Depreciation and amortization	31,028	13,752	17,276	126%

Total expenses	1,874,771	1,234,275	640,496	52%

Income from operations	62,849	40,921	21,928	54%

Other (expense) income
Income (loss) from equity method investments	2,268	(486)	2,754	*
Interest expense	(32,098)	(14,690)	(17,408)	119%
Interest income	9,723	4,647	5,076	109%
Unrealized gain (loss) on investments	5,816	(30)	5,846	*
Other loss	(1,640)	(3,934)	2,294	(58)%

Total other expense, net	(15,931)	(14,493)	(1,438)	10%

Income before provision for income taxes	46,918	26,428	20,490	78%

Provision for income taxes	15,335	9,991	5,344	53%

Net income	31,583	16,437	15,146	92%

Net (loss) income attributable to non-controlling interests	(2,592)	322	(2,914)	*

Net income attributable to Astrana Health, Inc.	$34,175	$16,115	$18,060	112%

Adjusted EBITDA	$135,185	$84,485	$50,700	60%

* Percentage change of over 500%

Risk-Bearing Organizations and Patients

As of June 30, 2026 and 2025, we managed a total of 29 and 21 independent risk-bearing organizations, respectively, including both affiliated and non-affiliated. The total number of patients for whom we managed the delivery of healthcare services was approximately 1.5 million and 1.0 million as of June 30, 2026 and 2025, respectively.

Revenue

Revenue for the three months ended June 30, 2026 was $972.5 million, as compared to $654.8 million for the three months ended June 30, 2025, an increase of $317.7 million or 49%. The increase in revenue was primarily attributable to the Prospect acquisition, which contributed $281.5 million of revenue. In addition, capitation revenue increased by $45.0 million primarily as a result of enrollees transitioning to full risk through our Restricted Knox-Keene plans.

Revenue for the six months ended June 30, 2026 was $1,937.6 million, as compared to $1,275.2 million for the six months ended June 30, 2025, an increase of $662.4 million or 52%. The increase in revenue was primarily attributable to the Prospect acquisition, which contributed $581.6 million of revenue. In addition, capitation revenue increased by $91.4 million primarily as a result of enrollees transitioning to full risk through our Restricted Knox-Keene plans.

Cost of Services, Excluding Depreciation and Amortization

Expenses related to cost of services, excluding depreciation and amortization for the three months ended June 30, 2026 were $868.5 million, as compared to $576.8 million for the same period in 2025, an increase of $291.7 million or 51%. The overall increase was primarily due to $229.5 million from the acquisition of Prospect and increased participation in a value-based Medicare FFS model and medical costs associated with both professional and institutional risk of our Restricted Knox-Keene licensed health plans.

Expenses related to cost of services, excluding depreciation and amortization for the six months ended June 30, 2026 were $1,727.9 million, as compared to $1,125.9 million for the same period in 2025, an increase of $602.0 million or 53%. The overall increase was primarily due to $488.8 million from the acquisition of Prospect and increased participation in a value-based Medicare FFS model and medical costs associated with both professional and institutional risk of our Restricted Knox-Keene licensed health plans.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were $54.2 million, as compared to $50.7 million for the same period in 2025, an increase of $3.4 million or 7%. The increase was primarily due to $13.3 million from the acquisition of Prospect as well as other general and administrative expenses to support operational growth.

General and administrative expenses for the six months ended June 30, 2026 were $115.9 million, as compared to $94.6 million for the same period in 2025, an increase of $21.3 million or 22%. The increase was primarily due to $29.8 million from the acquisition of Prospect.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2026 were $15.6 million, as compared to $6.9 million for the same period in 2025, an increase of $8.6 million or 125%, driven by $9.2 million due to the Prospect acquisition, primarily from the acquisition of its intangible assets. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses for the six months ended June 30, 2026 were $31.0 million, as compared to $13.8 million for the same period in 2025, an increase of $17.3 million or 126%, driven by $18.4 million due to the Prospect acquisition, primarily from the acquisition of its intangible assets. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Income from Equity Method Investments

Income from equity method investments for the three months ended June 30, 2026 was $0.5 million, as compared to $0.4 million for the same period in 2025. This amount includes our portion of the equity method investment’s net earnings and losses. This increase was primarily due to Allied Physicians of California, a Professional Medical Corporation’s (“APC”) equity method investment in LaSalle Medical Associates and our non-consolidated VIEs.

Income from equity method investments for the six months ended June 30, 2026 was $2.3 million, as compared to a loss of $0.5 million for the same period in 2025. This amount includes our portion of the equity method investment’s net earnings and losses. This increase was primarily due to APC equity method investment in LaSalle Medical Associates and our non-consolidated VIEs.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $16.0 million, as compared to $7.4 million for the same period in 2025, an increase of $8.6 million or 117%. The increase in interest expense was primarily due to the increased borrowings under the Second Amended and Restated Credit Facility to finance the Prospect acquisition, partially offset by a decrease in interest rates on our floating-rate debt. Our outstanding borrowings, as of June 30, 2026, increased to $948.3 million on the Second Amended and Restated Credit Facility from $408.9 million borrowed under the facility as of June 30, 2025. The interest rate on the Term Loans and the Revolver Loan was 5.64% as of June 30, 2026. As of June 30, 2025, the interest rate for the Term Loans and the Revolver Loan was 6.08%.

Interest expense for the six months ended June 30, 2026 was $32.1 million, as compared to $14.7 million for the same period in 2025, an increase of $17.4 million or 119%. The increase in interest expense was primarily due to the increased borrowings under the Second Amended and Restated Credit Facility to finance the Prospect acquisition, partially offset by a decrease in interest rates on our floating-rate debt. Our outstanding borrowings, as of June 30, 2026, increased to $948.3 million on the Second Amended and Restated Credit Facility from $408.9 million borrowed under the facility as of June 30, 2025. The interest rate on the Term Loans and the Revolver Loan was 5.64% as of June 30, 2026. As of June 30, 2025, the interest rate for the Term Loans and the Revolver Loan was 6.08%.

Interest Income

Interest income for the three months ended June 30, 2026 was $5.9 million, as compared to $2.3 million for the same period in 2025, an increase of $3.6 million or 153%. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loans receivable. The change in interest income was primarily due to an increase in our cash held in interest bearing bank accounts, including $1.1 million of interest income related to cash accounts from the Prospect acquisition.

Interest income for the six months ended June 30, 2026 was $9.7 million, as compared to $4.6 million for the same period in 2025, an increase of $5.1 million or 109%. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and the interest from our loans receivable. The change in interest income was primarily due to an increase in our cash held in interest bearing bank accounts, including $1.6 million of interest income related to cash accounts from the Prospect acquisition.

Unrealized Gain (Loss) on Investments

Unrealized gain on investments for the three months ended June 30, 2026, as compared to the same period in 2025, increased $4.7 million primarily due to the change in fair value of our interest rate swap and the change in fair value of our financing obligation.

Unrealized gain on investments for the six months ended June 30, 2026, as compared to the same period in 2025, increased $5.8 million primarily due to the change in fair value of our interest rate swap and the change in fair value of our financing obligation.

Other Income (Loss)

Other loss for the three months ended June 30, 2026 was $2.3 million, as compared to other income of $1.1 million for the same period in 2025, a decrease in other income of $3.4 million or 303%. The decrease in other income was primarily due to accrual for a non-routine legal matter.

Other loss for the six months ended June 30, 2026 was $1.6 million, as compared to other loss of $3.9 million for the same period in 2025, a decrease in other loss of $2.3 million or 58%. The decrease in other loss was primarily due to accrual for a non-routine legal matter in the 2026 period, partially offset by debt issuance costs incurred in connection with the Second Amended and Restated Credit Facility in 2025. No similar transaction occurred for the six months ended June 30, 2026.

Provision for Income Taxes

Provision for income taxes was $8.8 million for the three months ended June 30, 2026, as compared to $6.6 million for the same period in 2025, an increase of $2.1 million primarily due to an increase in pre-tax income.

Provision for income taxes was $15.3 million for the six months ended June 30, 2026, as compared to $10.0 million for the same period in 2025, an increase of $5.3 million primarily due to an increase in pre-tax income.

Net Income

Net income for the three months ended June 30, 2026 was $18.5 million, as compared to $10.2 million for the same period in 2025, an increase of $8.2 million.

Net income for the six months ended June 30, 2026 was $31.6 million, as compared to $16.4 million for the same period in 2025, an increase of $15.1 million.

Net (Loss) Income Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests for the three months ended June 30, 2026 was $1.3 million, as compared to a net income attributable to non-controlling interests of $0.8 million for the same period in 2025, a decrease of $2.1 million. The increase was primarily driven by losses in APC.

Net loss attributable to non-controlling interest for the six months ended June 30, 2026 was $2.6 million, as compared to a net income attributable to non-controlling interests of $0.3 million for the same period in 2025, a decrease of $2.9 million. The increase was primarily driven by losses in APC.

Net Income Attributable to Astrana Health, Inc.

Our net income attributable to Astrana Health, Inc. for the three months ended June 30, 2026 was $19.7 million, as compared to $9.4 million for the same period in 2025, an increase of $10.3 million.

Our net income attributable to Astrana Health, Inc. for the six months ended June 30, 2026 was $34.2 million, as compared to $16.1 million for the same period in 2025, an increase of $18.1 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2026 was $68.9 million, as compared to $48.1 million for the same period in 2025, an increase of $20.8 million primarily due to the Prospect acquisition.

Adjusted EBITDA for the six months ended June 30, 2026 was $135.2 million, as compared to $84.5 million for the same period in 2025, an increase of $50.7 million primarily due to the Prospect acquisition.

See “Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin” below for additional information.

Segment Financial Performance

We currently have three reportable segments consisting of Care Partners, Care Delivery, and Care Enablement. Segment performance is evaluated based on segment revenue growth and operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses, separate from non-operating factors. See Note 17 — “Segments” to our unaudited condensed consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

The following tables set forth our revenue and operating income (loss) by segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
Segment Revenue	2026	2025	$ Change	% Change
Care Partners	$932,836	$631,442	$301,394	48%
Care Delivery	$74,696	$38,394	$36,302	95%
Care Enablement	$85,598	$40,901	$44,697	109%

	Three Months Ended June 30,
Segment Operating Income (Loss)	2026	2025	$ Change	% Change
Care Partners	$42,872	$49,685	$(6,813)	(14)%
Care Delivery	$(2,967)	$2,147	$(5,114)	(238)%
Care Enablement	$16,397	$1,841	$14,556	*

* Percentage change of over 500%

	Six Months Ended June 30,
Segment Revenue	2026	2025	$ Change	% Change
Care Partners	$1,842,539	$1,232,393	$610,146	50%
Care Delivery	$159,773	$71,782	$87,991	123%
Care Enablement	$173,343	$80,461	$92,882	115%

	Six Months Ended June 30,
Segment Operating Income (Loss)	2026	2025	$ Change	% Change
Care Partners	$82,328	$93,900	$(11,572)	(12)%
Care Delivery	$(5,930)	$(961)	$(4,969)	*
Care Enablement	$36,549	$5,374	$31,175	*

* Percentage change of over 500%

Care Partners Segment

Revenue for the three months ended June 30, 2026 was $932.8 million, as compared to $631.4 million for the three months ended June 30, 2025, an increase of $301.4 million. Operating income for the three months ended June 30, 2026 was $42.9 million, as compared to $49.7 million for the three months ended June 30, 2025, a decrease in operating income of $6.8 million. The increase in revenue was primarily due to our acquisitions within our Care Partners segment, including $252.3 million in revenue from the Prospect acquisition, and members transitioning to full risk through our Restricted Knox-Keene plans. The decrease in operating income was primarily due to higher claims expense reflecting typical quarterly utilization patterns.

Revenue for the six months ended June 30, 2026 was $1,842.5 million, as compared to $1,232.4 million for the six months ended June 30, 2025, an increase of $610.1 million. Operating income for the six months ended June 30, 2026 was $82.3 million, as compared to $93.9 million for the six months ended June 30, 2025, a decrease in operating income of $11.6 million. The increase in revenue was primarily due to recent acquisitions within our Care Partners segment, including $518.9 million in revenue from the Prospect acquisition, and members transitioning to full risk through our Restricted Knox-Keene plans. The decrease in operating income was primarily due to non-routine allowances recorded against receivables that we plan to recover from the payer and higher claims expense reflecting typical quarterly utilization patterns.

Care Delivery Segment

Revenue for the three months ended June 30, 2026 was $74.7 million, as compared to $38.4 million for the three months ended June 30, 2025, an increase of $36.3 million. Operating loss for the three months ended June 30, 2026 was $3.0 million, as compared to operating income of $2.1 million for the three months ended June 30, 2025, a decrease in operating income of $5.1 million. The increase in revenue was primarily driven by $36.0 million of revenue from the inclusion of Prospect, as well as increased volume in patient visits and continued investments at our primary, multi-specialty, and ancillary Care Delivery entities. The decrease in operating income was driven by increased costs to support the growth of our Care Delivery business.

Revenue for the six months ended June 30, 2026 was $159.8 million, as compared to $71.8 million for the six months ended June 30, 2025, an increase of $88.0 million. Operating loss for the six months ended June 30, 2026 was $5.9 million, as compared to a loss of $1.0 million, for the six months ended June 30, 2025, a decrease in operating income of $5.0 million. The increase in revenue was primarily driven by $85.9 million of revenue from the inclusion of Prospect, as well as increased volume in patient visits and continued investments at our primary, multi-specialty, and ancillary Care Delivery entities. The decrease in operating income was driven by increased costs to support the growth of our Care Delivery business.

Care Enablement Segment

Revenue for the three months ended June 30, 2026, was $85.6 million, as compared to $40.9 million for the three months ended June 30, 2025, an increase of $44.7 million. Operating income for the three months ended June 30, 2026 was $16.4 million, as compared to $1.8 million for the three months ended June 30, 2025, an increase of $14.6 million. The increases in revenue and operating income were primarily due to the addition of Prospect, which contributed $36.7 million in revenue, and management fees earned from increased Care Partners revenue and new external contracts.

Revenue for the six months ended June 30, 2026 was $173.3 million, as compared to $80.5 million for the six months ended June 30, 2025, an increase of $92.9 million. Operating income for the six months ended June 30, 2026 was $36.5 million, as compared to $5.4 million, for the six months ended June 30, 2025, an increase in operating income of $31.2 million. The increases in revenue and operating income were primarily due to the addition of Prospect, which contributed $77.5 million in revenue, and management fees earned from increased Care Partners revenue and new external contracts.

As of June 30, 2026 and 2025, the total number of affiliated physician groups we managed were 29 and 21 groups, respectively.

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA, as well as the reconciliations to Adjusted EBITDA margin for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026		2025		2026		2025
Net income	$18,452		$10,216		$31,583		$16,437
Interest expense	15,997		7,382		32,098		14,690
Interest income	(5,907)		(2,336)		(9,723)		(4,647)
Provision for income taxes	8,758		6,609		15,335		9,991
Depreciation and amortization	15,550		6,904		31,028		13,752
EBITDA	52,850		28,775		100,321		50,223

(Income) loss from equity method investments	(548)		(381)		(2,268)		486
Other, net	4,800	(1)	7,998	(2)	15,450	(3)	14,257	(4)
Stock-based compensation	11,787		11,709		21,682		19,519
Adjusted EBITDA	$68,889		$48,101		$135,185		$84,485

Total revenue	$972,520		$654,808		$1,937,620		$1,275,196

Adjusted EBITDA margin	7%		7%		7%		7%
(1)
Other, net, for the three months ended June 30, 2026 relates to post-acquisition integration costs, non-cash update to the fair value of an equity purchase financing obligation, accruals for non-routine legal matters, and severance.
(2)
Other, net, for the three months ended June 30, 2025 relates to transaction and other costs related to our acquisitions including Prospect, non-cash changes in the fair value of our call option and collar agreement, and severance.
(3)
Other, net, for the six months ended June 30, 2026 relates to an allowance on receivables that the Company plans to recover from the payer, post-acquisition integration costs, non-cash update to the fair value of an equity purchase financing obligation, accruals for non-routine legal matters, and severance.
(4)
Other, net, for the six months ended June 30, 2025 relates to debt issuance costs expensed in connection with our Second Amended and Restated Credit Facility, transaction and other costs related to our acquisitions including Prospect, non-cash changes in the fair values of our call option and collar agreement, and severance.

Reconciliation of Net Income to Adjusted Net Income Attributable to Astrana and Adjusted EPS – Diluted

Set forth below are reconciliations of net income to adjusted net income attributable to Astrana as well as the reconciliations to adjusted EPS – diluted for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except for share and per share data)	2026		2025		2026		2025
Net income	$18,452		$10,216		$31,583		$16,437
(Income) loss from equity method investments	(548)		(381)		(2,268)		486
Other, net (1)	4,800		7,998		15,450		14,257
Stock-based compensation	11,787		11,709		21,682		19,519
Amortization of intangible assets attributable to acquisitions	13,806		6,179		27,656		12,442
Tax adjustments	(5,965)	(2)	(4,637)	(3)	(13,490)	(2)	(9,238)	(3)
Adjusted net income attributable to non-controlling interests	(2,561)	(4)	(3,715)	(5)	(4,489)	(4)	(6,032)	(5)
Adjusted net income attributable to Astrana Health, Inc.	$39,771		$27,369		$76,124		$47,871

Weighted average shares of common stock outstanding – diluted	49,778,028		49,470,677		49,418,278		49,162,653

Adjusted earnings per share - diluted	$0.80		$0.55		$1.54		$0.97
(1)
The components of other, net, as set forth in the table above, are described in the footnotes to the table under “Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin”. Please see the footnotes to such table for additional information.
(2)
Tax adjustments for the three and six months ended June 30, 2026 includes the tax effect for, at a 27.4% statutory blended tax rate, the adjustments made to net income of $8.2 million and $17.0 million, respectively, partially offset by 162(m) impact of $2.2 million and $3.5 million, respectively.
(3)
Tax adjustments for the three and six months ended June 30, 2025 includes the tax effect for, at a 27.1% statutory blended tax rate, the adjustments made to net income of $6.9 million and $12.7 million, respectively, partially offset by 162(m) impact of $2.3 million and $3.4 million, respectively.
(4)
Includes net loss attributable to non-controlling interests (“NCI”) of $1.3 million and $2.6 million, respectively, offset by adjustments attributable to NCI of $3.8 million and $7.1 million, respectively, for the three and six months ended June 30, 2026.
(5)
Includes net income attributable to NCI of $0.8 million and $0.3 million, respectively, as well as adjustments attributable to NCI of $2.9 million and $5.7 million, respectively, for the three and six months ended June 30, 2025.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation of net cash provided by operating activities to free cash flow for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$100,804	$107,528
Purchases of property and equipment	(7,878)	(4,490)
Free cash flow	$92,926	$103,038

Use of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income attributable to Astrana, and adjusted EPS – diluted, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net income. This Quarterly Report on Form 10-Q also contains the non-GAAP financial measure free cash flow, of which the most directly comparable financial measure presented in accordance with U.S. GAAP is net cash provided by operating activities. These measures are not in accordance with, or alternatives to, GAAP, and may be calculated differently from similar non-GAAP financial measures used by other companies. We use Adjusted EBITDA, Adjusted EBITDA margin, adjusted EPS – diluted, and free cash flow as supplemental performance measures of our operations, for financial and operational decision-making, and as supplemental means of evaluating period-to-period comparisons on a consistent basis and, for free cash flow, to reflect the cash flow trends in our business. Adjusted EBITDA is calculated as earnings before interest expense, interest income, income taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, and stock-based compensation. We define Adjusted EBITDA margin as Adjusted EBITDA over total revenue. Adjusted net income attributable to Astrana is calculated as net income, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, amortization of intangible assets attributable to acquisitions, certain tax adjustments, and amounts related to net income or loss attributable to non-controlling interests. We define adjusted EPS – diluted as adjusted net income attributable to Astrana over weighted average shares of common stock outstanding – diluted. We define free cash flow as net cash provided by operating activities minus cash used in purchases of property and equipment.

We believe the presentation of these non-GAAP financial measures provides investors with relevant and useful information, as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core or non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of our ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators we use as a basis for evaluating operational performance, allocating resources, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, GAAP financial measures. Other companies may calculate EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income attributable to Astrana, adjusted EPS – diluted, and free cash flow differently, limiting the usefulness of these measures for comparative purposes. To the extent this Quarterly Report on Form 10-Q contains historical or future non-GAAP financial measures, we have provided corresponding GAAP financial measures for comparative purposes. The reconciliations between certain GAAP and non-GAAP measures are provided above.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2026 totaled $400.8 million, as compared to $429.5 million at December 31, 2025. Working capital totaled $171.5 million at June 30, 2026, as compared to $248.0 million at December 31, 2025, a decrease of $76.5 million.

We have historically financed our operations primarily through internally generated funds and borrowings on long-term debt. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, FFS reimbursements, and other revenues. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. In February 2025, we entered into the Second Amended and Restated Credit Agreement, which amended and restated that certain amended credit agreement and provides for a five-year revolving credit facility of $300.0 million (the “Revolver Loan”), a term loan of $250.0 million, and a delayed-draw term loan that was drawn for $707.3 million in July 2025, which we primarily used to refinance certain existing indebtedness and to fund the costs associated with the Prospect acquisition (as combined, the “Term Loans”). We had $258.0 million remaining available under the revolving credit facility as of June 30, 2026. In addition, we have a current shelf registration statement filed with the SEC under which we may issue common stock, preferred stock, debt securities, and other securities that may be offered in one or more offerings on terms to be determined at the time of the offering. We believe we have sufficient liquidity to fund our operations through at least the next 12 months and the foreseeable future.

Cash Flow Activities

Our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$100,804	$107,528	$(6,724)	(6)%
Net cash used in investing activities	(9,072)	(3,471)	(5,601)	161%
Net cash used in financing activities	(120,034)	(52,808)	(67,226)	127%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(28,302)	$51,249	$(79,551)	(155)%

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2026, was $100.8 million, as compared to cash provided by operating activities of $107.5 million for the six months ended June 30, 2025. The decrease in cash provided by operating activities was primarily driven by unfavorable changes in working capital relative to the six months ended June 30, 2025 and partially offset by higher adjusted net income. The change in working capital for the 2026 and 2025 periods included timing of claims payments related to our medical liabilities, timing of payments for provider incentives, and a decrease in cash paid for income taxes. For the six months ended June 30, 2026, net income, exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, non-cash lease expense, deferred tax, change in fair value of contingent consideration liabilities, and other was $81.9 million, as compared to $56.0 million for the six months ended June 30, 2025.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2026, was $9.1 million, primarily due to purchases of property and equipment of $7.9 million and payments for business and assets acquisition, net of cash acquired of $3.7 million. Cash used in investing activities during the six months ended June 30, 2025 was $3.5 million primarily due to purchases of property and equipment of $4.5 million.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2026, was $120.0 million, primarily due to repayments of debt of $103.9 million, repurchase of treasury and subsidiary’s shares of $4.4 million, tax payments from net share settlement of restricted stock of $3.8 million, payment of contingent liabilities of $2.9 million, and dividend payments of $0.2 million. Cash used in financing activities during the six months ended June 30, 2025 was $52.8 million, primarily due to repayments of debt of $431.4 million, payments of deferred financing costs of $17.2 million, dividends paid of $6.2 million, taxes paid from net share settlement of restricted stock of $5.1 million, and other financing activities of $4.9 million consisting of payment of contingent consideration and repurchase of treasury shares, partially offset by borrowings on debt of $412.0 million.

Credit Facility

The following are the future commitments of our debt for the years ending December 31 (in thousands) below:

Amount
2026 (excluding the six months ended June 30, 2026)	$23,932
2027	65,814
2028	71,798
2029	89,747
2030	697,019
Total	$948,310

The Revolver Loan and the Term Loans under our Second Amended and Restated Credit Agreement mature on February 26, 2030. See Note 8 — “Credit Facility and Bank Loans” to our unaudited condensed consolidated financial statements under Part I. Item 1 in this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities reported in our condensed consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which management uses judgment, assumptions, and estimates in applying these policies is therefore integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that reflect significant judgments and uncertainties, potentially resulting in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying condensed consolidated financial statements in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” thereto. Please also refer to the “Critical Accounting Policies” section of Management’su Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements that are, or have been, reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under the Term Loans and Revolver Loan provided for under our Second Amended and Restated Credit Agreement as of June 30, 2026 were $906.3 million and $42.0 million, respectively. The loans under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to, at our elected option, the rate for term SOFR published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio. We have entered into an interest swap agreement to effectively convert our floating-rate debt to a fixed-rate basis, with a termination date of August 31, 2029, provided that the bank has the right to change the swap to a two-year term. The interest swap agreement sets a fixed rate of 3.179% for the first $200.0 million of our aggregate debt balance. The principal objective of the swap agreement is to eliminate or reduce the variability of cash flows associated with our floating-rate debt, thereby reducing the impact of interest rate changes on future interest payment cash flows. Based on our current outstanding borrowings as of June 30, 2026, a hypothetical 1% change in our interest rates would increase or decrease our interest expense, on an annual basis, by $7.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and well-operated, can provide only reasonable assurance of achieving their objectives.

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As previously disclosed in the Form 10-K for the year ended December 31, 2025, management identified a material weakness in internal control over financial reporting associated with the accounting for business combinations. Because this material weakness had not been remediated as of June 30, 2026, management concluded that our disclosure controls and procedures were not effective as of June 30, 2026. Notwithstanding the identified material weakness, our management, including our Chief Executive Officer and our Chief Financial and Operating Officer, believes that the condensed consolidated financial statements fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in this Quarterly Report on Form 10-Q, in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Following the identification of the material weakness described in the Form 10-K for the year ended December 31, 2025, management is continuing to make progress in our design and implementation of remediation activities to address the material weakness, and therefore these remediation activities are not reflected as changes in internal control over financial reporting for the quarter ended June 30, 2026. We excluded the operations of Prospect as we continue to evaluate its internal control over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

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

Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under Note 11 — “Commitments and Contingencies” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which disclosure is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. The risks disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows, or results of operations, and thus our stock price. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2022, Astrana’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $50.0 million of its shares of common stock. In February 2026, the Board of Directors increased the total authorization under the share repurchase program to $100.0 million of its shares of common stock, including the $35.9 million that remained available under the previously announced stock repurchase program. Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. This share repurchase program has no expiration date. The Board may suspend, modify, or discontinue the repurchase program at any time. This repurchase program does not obligate the Company to make additional repurchases at any specific time or in any specific situation. During the three months ended June 30, 2026, no shares were repurchased under the Company’s share repurchase program. As of June 30, 2026, $83.1 million remained available under the repurchase program.

The following table provides information about purchases made by the Company of the Company’s common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2026 to April 30, 2026	76,715	$25.45	—	$83,105
May 1, 2026 to May 31, 2026	16,646	$35.15	—	$83,105
June 1, 2026 to June 30, 2026	2,780	$40.75	—	$83,105
Total	96,141	$27.58	—
(1)
Includes 96,141 shares repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock awards held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

3.7	Amended and Restated By-laws (effective February 28, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 29, 2024)

10.1+	Astrana Health, Inc. Amended and Restated 2024 Equity Incentive Plan (June 2026) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2026)

10.2+*	Form of Director and Officer Indemnification Agreement (2026)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan, contract, or arrangement.

† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K, Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRANA HEALTH, INC.

August 10, 2026	By:	/s/ Brandon K. Sim
Brandon K. Sim, M.S. Chief Executive Officer and President (Principal Executive Officer)

August 10, 2026	By:	/s/ Chandan Basho
Chandan Basho, M.B.A. Chief Financial and Operating Officer (Principal Financial Officer)