Form 10-Q
period 2026-09-30
Astrana Health, Inc.
filed 2026-11-06
CIK 1083446

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, there were 55,800,063 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding, which includes 6,132,802 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Astrana Health, Inc. These shares are legally issued and outstanding but treated as treasury shares for accounting purposes.

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

This Quarterly Report on Form 10-Q includes the financial statements for the quarter ended September 30, 2026 and provides management’s discussion and analysis of the Company’s financial condition, results of operations, and other required disclosures, as mandated by the Securities and Exchange Commission (the “SEC”).

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA margin, adjusted earnings per share (“EPS”) – diluted, free cash flow, or other financial items, such as our projected capitation from CMS, our forward-looking guidance, and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, acquisitions, or dispositions; any statements concerning our ability to integrate acquired businesses, the anticipated synergies and other benefits of acquired businesses and any future acquisitions; any statements with respect to dividends or stock repurchases and timing, methods, and payment of same; any statements regarding the outlook of the ACO REACH Model, the ACO LEAD Model, the MSSP, or strategic transactions; any statements relating to delayed payments under, or potential cuts to, Medicaid and/or Medicare programs and/or changes in federal or state funding policies; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding our ability to remediate the material weakness in our internal control over financial reporting and maintain effective internal control over financial reporting and disclosure controls and procedures; any statements regarding potential changes to our tax structure; any statements regarding future economic conditions or performance; any statements relating to the potential impact of cybersecurity breaches, including the identified series of attempts to obtain unauthorized access to our systems that resulted in certain private and/or confidential information maintained on our servers being accessed and acquired without authorization (the “Cybersecurity Incident”), or disruptions to our management information systems or widespread outages, interruptions, or other failures of operational, communication, and other systems; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties, many of which are difficult to predict, are outside of our control, and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, including the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A thereof and those discussed in this Form 10-Q under the heading “Risk Factors” in Part II, Item 1A. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change. Significant risks and uncertainties could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint-ventures or investments that we may make or enter into. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$396,225	$429,474
Receivables, net (including amounts from related parties)	530,889	374,465
Income taxes receivable	—	1,799
Other receivables	20,384	26,385
Prepaid expenses and other current assets	29,348	26,264
Loans receivable	3,128	4,926

Total current assets	979,974	863,313

Non-current assets
Property and equipment, net	66,103	57,332
Intangible assets, net	229,533	270,968
Goodwill	889,390	865,305
Income taxes receivable, net of current portion	26,220	26,220
Loans receivable, net of current portion	49,374	48,724
Investments in other entities – equity method	27,015	25,637
Operating lease right-of-use assets	48,308	35,738
Other assets	27,515	25,424

Total non-current assets	1,363,458	1,355,348

Total assets (1)	$2,343,432	$2,218,661

Liabilities, Mezzanine Deficit, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$272,541	$195,912
Fiduciary accounts payable	3,694	3,524
Income taxes payable	2,561	—
Medical liabilities	418,181	335,705
Operating lease liabilities	10,612	7,809
Current portion of long-term debt	59,831	47,865
Other liabilities	18,648	24,458

Total current liabilities	786,068	615,273

Non-current liabilities
Deferred tax liability	7,635	5,491
Operating lease liabilities, net of current portion	41,392	31,552
Long-term debt, net of current portion and deferred financing costs	865,546	990,904
Other long-term liabilities	11,290	17,107

Total non-current liabilities	925,863	1,045,054

Total liabilities (1)	1,711,931	1,660,327

Commitments and contingencies (Note 11)

Mezzanine deficit
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	(236,801)	(234,962)

Stockholders’ equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; and zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 49,320,378 and 48,885,358 shares issued and outstanding, excluding 10,724,258 and 10,571,011 treasury shares, as of September 30, 2026 and December 31, 2025, respectively	49	49
Additional paid-in capital	501,366	470,863
Retained earnings	355,204	308,379
Total stockholders’ equity	856,619	779,291

Non-controlling interests	11,683	14,005

Total equity	868,302	793,296

Total liabilities, mezzanine deficit, and stockholders’ equity	$2,343,432	$2,218,661
(1)
The Company’s condensed consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The condensed consolidated balance sheets include (a) total assets of $1,314.6 million and $1,276.5 million as of September 30, 2026 and December 31, 2025, respectively, that can be used only to settle obligations of the Company’s consolidated VIEs and (b) total liabilities of the consolidated VIEs of $382.6 million and $376.0 million as of September 30, 2026 and December 31, 2025, respectively, for which creditors do not have recourse to the general credit of Astrana Health, Inc., the VIE’s primary beneficiary. These VIE balances do not include $218.1 million of investment in affiliates and $8.6 million of amount due to affiliates as of September 30, 2026 and $152.2 million of investment in affiliates and $58.3 million of amount due from affiliates as of December 31, 2025, as these are eliminated upon consolidation and not presented within the condensed consolidated balance sheets. See Note 15 — “Variable Interest Entities (VIEs)” for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Capitation and other revenue, net	$1,023,616	$956,048	$2,961,237	$2,231,243

Operating expenses
Cost of services, excluding depreciation and amortization	900,068	858,856	2,627,923	1,984,756
General and administrative expenses	68,047	62,387	183,935	157,009
Depreciation and amortization	15,622	15,595	46,651	29,348

Total expenses	983,737	936,838	2,858,509	2,171,113

Income from operations	39,879	19,210	102,728	60,130

Other expense
Income from equity method investments	860	1,019	3,128	532
Interest expense	(15,021)	(17,718)	(47,120)	(32,408)
Interest income	4,147	3,522	13,870	8,170
Unrealized gain (loss) on investments	1,126	(807)	6,942	(837)
Other income (loss)	1,231	445	(408)	(3,487)

Total other expense, net	(7,657)	(13,539)	(23,588)	(28,030)

Income before provision for income taxes	32,222	5,671	79,140	32,100

Provision for income taxes	11,953	4,594	27,288	14,586

Net income	20,269	1,077	51,852	17,514

Net income attributable to non-controlling interests	7,317	704	4,725	1,026

Net income attributable to Astrana Health, Inc.	$12,952	$373	$47,127	$16,488

Earnings per share – basic	$0.26	$0.01	$0.96	$0.34

Earnings per share – diluted	$0.26	$0.01	$0.95	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE DEFICIT AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(UNAUDITED)

	Mezzanine Deficit – Non-Controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-Controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at January 1, 2026	$(234,962)	48,885,358	$49	$470,863	$308,379	$14,005	$793,296
Net (loss) income	(2,677)	—	—	—	14,436	1,372	15,808
Purchase of non-controlling interests	—	—	—	—	—	(450)	(450)
Shares issued for vesting of restricted stock awards and units	—	138,260	—	(1,172)	—	—	(1,172)
Shares issued for cash and exercise of options	—	37,065	—	496	—	—	496
Repurchase of subsidiary’s shares	(100)	—	—	—	—	—	—
Purchase of treasury shares	—	(124,747)	—	(2,805)	—	—	(2,805)
Stock-based compensation	—	—	—	9,895	—	—	9,895
Issuance of shares for Employee Stock Purchase Plan (“ESPP”)	—	10,463	—	231	—	—	231
Dividends	—	—	—	—	(104)	—	(104)
Balance at March 31, 2026	$(237,739)	48,946,399	$49	$477,508	$322,711	$14,927	$815,195
Net (loss) income	(3,064)	—	—	—	19,739	1,777	21,516
Purchase of non-controlling interests	—	—	—	1,187	—	(6,188)	(5,001)
Sale of non-controlling interest	—	—	—	—	—	100	100
Shares issued for vesting of restricted stock awards and units	—	280,544	—	(2,662)	—	—	(2,662)
Repurchase of subsidiary’s shares	(1,458)	—	—	—	—	—	—
Stock-based compensation	—	—	—	11,787	—	—	11,787
Dividends	—	—	—	—	(95)	—	(95)
Balance at June 30, 2026	$(242,261)	49,226,943	$49	$487,820	$342,355	$10,616	$840,840
Net income	5,460	—	—	—	12,952	1,857	14,809
Purchase of non-controlling interests	—	—	—	—	—	(210)	(210)
Capital contribution from non-controlling interests	—	—	—	—	—	245	245
Shares issued for vesting of restricted stock awards and units	—	83,054	—	(1,506)	—	—	(1,506)
Shares issued for cash and exercise of options	—	20,000	—	100	—	—	100
Purchase of treasury shares	—	(28,500)	—	(1,087)	—	—	(1,087)
Stock-based compensation	—	—	—	15,563	—	—	15,563
Issuance of shares for Employee Stock Purchase Plan (“ESPP”)	—	18,881	—	476	—	—	476
Dividends	—	—	—	—	(103)	(825)	(928)
Balance at September 30, 2026	$(236,801)	49,320,378	$49	$501,366	$355,204	$11,683	$868,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE DEFICIT AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(UNAUDITED)

	Mezzanine Deficit – Non-Controlling	Common Stock Outstanding		Additional Paid-in	Retained	Non-Controlling	Stockholders’
	Interest in APC	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at January 1, 2025	$(202,558)	47,929,872	$48	$426,389	$286,283	$4,006	$716,726
Net (loss) income	(1,564)	—	—	—	6,692	1,093	7,785
Purchase of non-controlling interests	—	—	—	—	—	(28)	(28)
Shares issued for vesting of restricted stock awards and units	—	388,173	1	(4,053)	—	—	(4,052)
Repurchase of subsidiary’s shares	(1,316)	—	—	—	—	—	—
Stock-based compensation	—	—	—	7,867	—	—	7,867
Issuance of shares for ESPP	—	10,683	—	301	—	—	301
Dividends	(27,295)	699,896	—	21,935	(95)	—	21,840
Balance at March 31, 2025	$(232,733)	49,028,624	$49	$452,439	$292,880	$5,071	$750,439
Net (loss) income	(849)	—	—	—	9,423	1,642	11,065
Sale of non-controlling interests	—	—	—	—	—	38	38
Shares issued for vesting of restricted stock awards and units	—	110,007	—	(1,001)	—	—	(1,001)
Stock-based compensation	—	—	—	11,765	—	—	11,765
Dividends	—	—	—	—	(94)	(684)	(778)
Balance at June 30, 2025	$(233,582)	49,138,631	$49	$463,203	$302,209	$6,067	$771,528
Net (loss) income	(858)	—	—	—	373	1,562	1,935
Sale of non-controlling interests	89	—	—	—	—	490	490
Shares issued for vesting of restricted stock awards and units	—	60,289	—	(509)	—	—	(509)
Shares issued for cash and exercise of options and warrants	—	35,716	—	510	—	—	510
Purchase of treasury shares	—	(33,214)	—	(955)	—	—	(955)
Stock-based compensation	—	—	—	7,779	—	—	7,779
Issuance of shares for ESPP	—	17,142	—	380	—	—	380
All American Medical Group stock contingent consideration	—	165,293	—	2,600	—	—	2,600
Acquisition of non-controlling interest	—	—	—	—	—	5,413	5,413
Dividends	—	—	—	—	(96)	—	(96)
Balance at September 30, 2025	$(234,351)	49,383,857	$49	$473,008	$302,486	$13,532	$789,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRANA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$51,852	$17,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,651	29,348
Amortization of debt issuance cost	3,438	2,892
Stock-based compensation	37,245	27,219
Non-cash lease expense	6,865	4,348
Deferred tax	1,774	(4,924)
Change in fair value of contingent consideration liabilities	(4,212)	4,353
Change in fair value of financing obligation	(3,272)	—
Other	(4,415)	609
Changes in operating assets and liabilities, net of business combinations	(18,849)	36,125
Net cash provided by operating activities	117,077	117,484

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(6,825)	(548,553)
Proceeds from sale of equity method investment	—	15,100
Purchases of property and equipment	(11,711)	(7,042)
Other	3,666	2,553
Net cash used in investing activities	(14,870)	(537,942)

Cash flows from financing activities
Dividends paid	(1,127)	(6,329)
Borrowings on debt	—	1,119,300
Repayments of debt	(115,899)	(483,323)
Deferred financing cost	—	(19,205)
Payments of contingent liabilities	(2,864)	(8,284)
Taxes paid from net share settlement of restricted stock	(5,340)	(5,562)
Purchase of treasury shares	(3,893)	(955)
Other	(5,937)	41
Net cash (used in) provided by financing activities	(135,060)	595,683

Net (decrease) increase in cash, cash equivalents, and restricted cash	(32,853)	175,225

Cash, cash equivalents, and restricted cash, beginning of period	434,045	289,101

Cash, cash equivalents, and restricted cash, end of period	$401,192	$464,326

Supplemental disclosures of cash flow information
Cash paid for income taxes	(1)	$4,728
Cash paid for interest	$43,647	$30,184

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$13,969	$7,780
Common stock issued for contingent consideration payment	$—	$2,600
Elimination of note payable upon consolidation	$—	$9,488
Dividend paid in the form of common stock	$—	$21,935
(1)
Following the adoption of Accounting Standards Codification (“ASC”) 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures”, cash paid for income taxes is presented net of tax refunds, for the year ended December 31, 2025 and prospectively. See Note 13 — “Income Taxes” for income taxes paid for the nine months ended September 30, 2026.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets to the total amounts of cash, cash equivalents, and restricted cash shown in the accompanying condensed consolidated statements of cash flows (in thousands).

	September 30, 2026	December 31, 2025	September 30, 2025
Cash and cash equivalents	$396,225	$429,474	$462,227
Restricted cash (1)	4,967	4,571	2,099
Total cash, cash equivalents, and restricted cash, end of period shown in the statement of cash flows	$401,192	$434,045	$464,326
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

Segments

The Company’s three reportable segments are Care Partners, Care Delivery, and Care Enablement, which are described as follows:

Care Partners

The Company’s Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners aligned on a shared vision for coordinated care delivery. By leveraging the Company’s unique Care Enablement platform and ability to recruit, empower, and incentivize physicians to manage total cost of care effectively, the Company is able to organize partnered providers into successful multi-payer risk-bearing organizations (“RBOs”) that take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare Advantage, Medicaid, Commercial, Exchange, and Medicare fee for service (“FFS”). The Company’s healthcare delivery entities in this segment consist of a network of RBOs that encompass independent practice associations (“IPAs”), accountable care organizations (“ACOs”), and state-specific entities such as Restricted Knox-Keene licensed health plans (“RKKs”) in California. These entities are tasked with coordinating and arranging high-quality care for patients within Astrana’s ecosystem. This helps ensure seamless continuity of care among patients in different age groups, stages of life, and life circumstances.

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

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2025 has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026. In the opinion of management, all material adjustments (consisting of normal recurring adjustments as well as intercompany accounts and transactions, which have been eliminated) considered necessary for a fair presentation have been made to make the condensed consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future periods.

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

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications were made to (i) the condensed consolidated balance sheet as of December 31, 2025 to reclassify investments in privately held entities to other assets within non-current assets; and (ii) the condensed consolidated statement of cash flows for the nine months ended September 30, 2025 to reclassify (a) change in fair value of contingent consideration liabilities from other within net cash provided by operating activities, (b) the issuance of loans receivable to other within net cash used in investing activities, and (c) purchase of treasury shares from other within net cash provided by financing activities. The reclassifications had no effect on net income, earnings per share, retained earnings, cash flows provided by (used in) operating, investing, or financing activities, or total assets.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combinations, goodwill valuation and impairment assessment, accrual of medical liabilities (incurred but not reported (“IBNR”) claims), determination of hospital shared-risk and health plan shared-risk revenue and receivables (including estimations of affiliated hospitals’ claims costs which involves assumptions for IBNR, such as utilization of healthcare services, historical payment patterns, cost trends, seasonality, changes in membership, and other factors), income tax-valuation allowance, stock-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Business Combinations

The Company uses the acquisition method of accounting for all business combinations, which requires assets and liabilities of the acquiree to be recorded at fair value, consideration transferred (including contingent consideration) to be measured at fair value as determined on the acquisition date, and to account for acquisition-related costs separately from the business combination, which are expensed as incurred.

Cash, Cash Equivalents, and Restricted Cash

The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are readily convertible into known amounts of cash and have original maturities of 90 days or less from their date of purchase to be cash equivalents.

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents, and restricted cash. As of September 30, 2026 and December 31, 2025, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by $427.4 million and $447.0 million, respectively. The Company has not experienced any losses to date and conducts ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

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

The Company’s receivables, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Receivables, net	$32,127	$31,377
Capitation receivables, net	136,390	94,229
ACO receivables	222,991	109,777
FFS receivables, net	29,485	45,568
Hospital risk pool receivables	4,071	17,420
Risk pool and incentives receivables, net	22,718	24,568
Management fee receivables	11,370	7,073
Receivables from related parties, net	71,737	44,453
Total receivables, net	$530,889	$374,465

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

Related parties within receivables, net

The Company’s receivables from related parties are primarily with AHMC Healthcare Inc. (“AHMC”) and equity method investments. Receivables with AHMC involve hospital-shared risk pool settlements, capitation, FFS receivables related to patient care services, and miscellaneous receivables, and receivables with equity method investments are for management services provided. One of the Company’s directors serves as a senior executive of AHMC. Hospital-shared risk pool settlement receivables from related parties are recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Final settlement of risk pool surplus or deficits occurs within 18 months after the risk pool performance year is completed.

Loans receivable

The Company’s loans receivable consists of promissory notes that accrue interest per annum and are recorded and stated at amortized cost plus accrued interest. Interest income is accrued based on the outstanding principal amounts. As of September 30, 2026 and December 31, 2025, the balance of the Company’s aggregate loans receivable was $52.5 million and $53.7 million, respectively. Loans receivable from related parties was $1.8 million as of December 31, 2025 and settled in full during the three months ended June 30, 2026. For the three months ended September 30, 2026 and 2025, the Company accrued $1.4 million and $1.2 million, respectively, and for the nine months ended September 30, 2026 and 2025, the Company accrued $3.3 million, respectively, of interest related to loans within interest income on the accompanying condensed consolidated statements of income.

The Company assesses outstanding loans receivable under the CECL model by evaluating the party’s ability to pay, which involves reviewing quarterly interest payment history, annually reviewing financial history, assessing the value of any collateral, and reassessing any identified insolvency risk. As of September 30, 2026, the promissory notes are expected to be collected without default.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial	$85,706	$84,566	$257,435	$176,696
Medicare	627,482	571,405	1,827,499	1,363,868
Medicaid	268,688	244,620	762,853	610,400
Other third parties	41,740	55,457	113,450	80,279
Total revenue	$1,023,616	$956,048	$2,961,237	$2,231,243

The Company had major payers that contributed the following percentages of total consolidated net revenue. These payers are primarily within the Care Partners segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Payer A	19.4%	22.4%	19.6%	28.3%
Payer B	14.2%	15.0%	14.3%	15.8%
Payer C	*	*	*	10.0%
Payer D	10.9%	*	*	*

* Less than 10% of revenue.

The Company had major payers that contributed to the following percentages of receivables, net, and other receivables:

	As of September 30, 2026	As of December 31, 2025
Payer A	40.5%	27.4%
Payer E	12.5%	11.0%

Revenue Recognition

The Company receives payments from the following sources for services rendered:

•
Commercial insurers;
•
Federal government under the Medicare program administered by CMS;
•
State governments under Medicaid and other programs;
•
Other third-party payers (e.g., hospitals and IPAs); and
•
Individual patients and clients.

Revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capitation, net	$936,662	$863,380	$2,735,374	$2,061,451
Risk pool settlements and incentives	24,324	30,798	58,627	60,691
Management fee income	14,105	15,217	43,001	20,104
FFS, net	35,122	40,080	95,935	72,848
Other revenue	13,403	6,573	28,300	16,149

Capitation and other revenue, net	$1,023,616	$956,048	$2,961,237	$2,231,243

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

3.
Business Combination and Goodwill

During the nine months ended September 30, 2026, the Company completed several business combinations, consisting of clinic operations and an ACO. The aggregate purchase consideration for these acquisitions was $6.8 million. The Company is in the process of finalizing the valuation of the acquired assets and assumed liabilities, including goodwill and related tax impacts. Amounts presented below are subject to change as additional information becomes available.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed related to each acquisition at the acquisition date (in thousands):

Total 2026 Acquisitions
Purchase consideration	$6,768

Assets
Cash and cash equivalents	$55
Receivables	6,585
Other receivables	274
Prepaid expenses and other current assets	42
Property and equipment	1,396
Goodwill	5,217
Operating lease right-of-use assets	5,729
Other assets	259
Total assets acquired	$19,557

Liabilities
Accounts payable and accrued expenses	$6,272
Operating lease liabilities	1,634
Other liabilities	506
Operating lease liabilities, net of current portion	4,095
Other long-term liabilities	282
Total liabilities assumed	$12,789

Total net assets acquired	$6,768

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

The Company finalized the purchase price allocation for Prospect as of June 30, 2026. During the six months ended June 30, 2026, the Company recorded measurement period adjustments with corresponding changes to goodwill. These adjustments reflected additional information about facts and circumstances that existed as of the acquisition date, primarily related to a $20.2 million increase in assumed liabilities.

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

The Company had no impairment of its goodwill during the three and nine months ended September 30, 2026 and 2025.

The change in the carrying value of goodwill for the nine months ended September 30, 2026 was as follows (in thousands):

Amount
Balance at January 1, 2026	$865,305
Acquisitions	$5,217
Adjustments	18,868
Balance at September 30, 2026	$889,390

4.
Intangible Assets, Net

As of September 30, 2026, intangible assets, net, consisted of the following (dollars in thousands):

	Useful Life (Years)	Gross September 30, 2026	Accumulated Amortization	Net September 30, 2026
Indefinite-lived assets:
Trademarks and licenses	N/A	$5,950	$—	$5,950
Amortized intangible assets:
Network relationships	10–21	225,717	(134,641)	91,076
Member relationships	7–14	196,577	(76,775)	119,802
Other (1)	3–20	40,310	(27,605)	12,705
		$468,554	$(239,021)	$229,533
(1)
Other consists of management contracts, a patient management platform, trade name/trademarks, and developed technology.

As of December 31, 2025, intangible assets, net, consisted of the following (dollars in thousands):

	Useful Life (Years)	Gross December 31, 2025	Accumulated Amortization	Net December 31, 2025
Indefinite-lived assets:
Trademarks and licenses	N/A	$5,950	$—	$5,950
Amortized intangible assets:
Network relationships	10–21	225,717	(125,359)	100,358
Member relationships	7–14	196,577	(47,908)	148,669
Other (1)	3–20	40,310	(24,319)	15,991
		$468,554	$(197,586)	$270,968
(1)
Other consists of management contracts, a patient management platform, trade name/trademarks, and developed technology.

For the three months ended September 30, 2026 and 2025, the Company recognized amortization expense of $13.8 million and $14.2 million, respectively, in depreciation and amortization in the accompanying condensed consolidated statements of income. For the nine months ended September 30, 2026 and 2025, the Company recognized amortization expense of $41.4 million and $26.6 million, respectively, in depreciation and amortization in the accompanying condensed consolidated statements of income. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three and nine months ended September 30, 2026 and 2025.

Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount
2026 (excluding the nine months ended September 30, 2026)	$13,673
2027	44,125
2028	35,715
2029	28,622
2030	21,687
Thereafter	79,761
Total	$223,583

5.
Investments in Other Entities – Equity Method

The Company has invested in several entities in the healthcare industry similar to its Care Partners, Care Delivery, and Care Enablement segments. The Company holds 25.0% – 51.0% equity interest in these investments that are accounted for under the equity method, as the Company has the ability to exercise significant influence, but not control over operations. No impairment loss was recorded related to equity method investments for the three and nine months ended September 30, 2026 and 2025.

The following table summarizes the Company’s equity method investments as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	% of Ownership	September 30, 2026	December 31, 2025
LaSalle Medical Associates – IPA line of business	25.0%	$16,342	$14,742
Third Way Health	27.7%	5,468	6,000
Other (1)	25.0% – 51.0%	5,205	4,895
		$27,015	$25,637
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

6.
Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and other accruals	$51,039	$47,501
Capitation payable	38,922	25,862
Hospital quality assurance fee program payable	13,521	11,541
Professional fees	5,661	4,636
Due to related parties	10,590	8,993
Accrued compensation	39,633	31,614
Risk pool payable	17,670	16,270
Provider incentives	76,047	36,439
Other provider accruals	19,458	13,056
Total accounts payable and accrued expenses	$272,541	$195,912

7.
Medical Liabilities

The Company’s medical liabilities consisted of the following (in thousands):

	September 30, 2026	September 30, 2025
Medical liabilities, beginning of period	$335,705	$209,039
Acquired (1)	(2,127)	114,922
Components of medical care costs related to claims incurred:
Current period	1,698,886	1,368,556
Prior periods	(38,768)	(4,711)
Total medical care costs	1,660,118	1,363,845
Payments for medical care costs related to claims incurred:
Current period	(1,304,152)	(1,076,400)
Prior periods	(262,907)	(184,598)
Claims paid for acquired balance	(8,456)	(92,839)
Total paid	(1,575,515)	(1,353,837)

Medical liabilities, end of period	$418,181	$333,969
(1)
Includes changes in estimate of acquired IBNR from prior acquisitions within the measurement period of adjustment

8.
Credit Facility and Bank Loans

The Company’s debt balance consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Term Loans	$894,344	$930,243
Revolver Loan	42,000	122,000
Total debt	936,344	1,052,243
Less: Current portion of debt	(59,831)	(47,865)
Less: Unamortized financing costs	(10,967)	(13,474)
Long-term debt	$865,546	$990,904

The estimated fair value of the Company’s long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of September 30, 2026 and December 31, 2025, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.

The following are the future commitments as of September 30, 2026 of the Company’s debt for the years ending December 31 (in thousands):

Amount
2026 (excluding the nine months ended September 30, 2026)	$11,966
2027	65,814
2028	71,798
2029	89,747
2030	697,019
Total	$936,344

Credit Facility

Second Amended and Restated Credit Agreement

On February 26, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement,” and the credit facility thereunder, the “Second Amended and Restated Credit Facility”) with Truist Bank, in its capacities as administrative agent for the lenders, issuing bank, swingline lender and a lender, and the banks and other financial institutions from time to time party thereto, to, among other things, amend and restate that certain amended credit agreement, dated June 16, 2021, by and among the Company, Truist Bank, and certain lenders thereto, in its entirety. The Second Amended and Restated Credit Agreement provides for (i) a five-year revolving credit facility (the “Revolver Loan”) to the Company of $300.0 million, which includes a letter of credit sub-facility of up to $100.0 million and a swingline loan sub-facility of $25.0 million, (ii) a five-year term loan A credit facility (the “Term Loan”) to the Company of $250.0 million, and (iii) a five-year delayed draw term loan credit facility (the “DDTL A” and together with the Term Loan, the “Term Loans”) to the Company of $745.0 million, of which $707.3 million was drawn down in July 2025, with the remaining commitment terminated. In June 2026, the Company paid $80.0 million toward the Revolver Loan. As of September 30, 2026, the Company had combined borrowings of $894.3 million on its Term Loans and $42.0 million under the Revolver Loan under the Second Amended and Restated Credit Agreement. The maturity of the Term Loans and the Revolver Loan is February 26, 2030.

Amounts borrowed under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to, at the Company’s elected option, the rate for term Secured Overnight Financing Rate (“SOFR”) published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of September 30, 2026, interest rates on the Term Loans and the Revolver Loan were 5.90%.

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

Deferred Financing Costs

As of September 30, 2026, unamortized deferred financing costs for the Revolver Loan and Term Loans were $4.3 million and $11.0 million, respectively. As of December 31, 2025, unamortized deferred financing costs for the Revolver Loan and Term Loans were $5.2 million and $13.5 million, respectively. Deferred financing costs associated with the Term Loans are presented as a direct reduction against the amounts borrowed on the Term Loans and amortized over the life of the loans using the effective interest rate method. Deferred financing costs associated with the Revolver Loan are recognized in other assets in the accompanying condensed consolidated balance sheets and amortized over the life of the loan using the straight-line method. Interest expense in the accompanying condensed consolidated statements of income includes amortization of deferred debt issuance costs.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the nine months ended September 30, 2026 and 2025 was 6.42% and 6.33%, respectively.

9.
Mezzanine Deficit and Stockholders’ Equity

Mezzanine Deficit

APC

As the redemption feature of APC’s shares of common stock is not solely within the control of APC, the equity of APC, a consolidated affiliate of the Company, does not qualify as permanent equity and has been classified as non-controlling interest in mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of September 30, 2026 and December 31, 2025.

Stockholders’ Equity

As of September 30, 2026, 41,048 holdback shares have not been issued to certain former AHM shareholders who were AHM shareholders at the time of closing of the 2017 merger of Astrana with AHM, as they have yet to submit properly completed letters of transmittal to Astrana in order to receive their pro rata portion of Astrana common stock as contemplated under the 2017 merger agreement. Pending such receipt, such former AHM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 merger. The accompanying condensed consolidated financial statements have treated such shares of common stock as outstanding, given that the receipt of the letter of transmittal is considered perfunctory, and the Company is legally obligated to issue these shares in connection with the 2017 merger.

Treasury Stock

As of September 30, 2026 and December 31, 2025, APC owned 6,132,802 shares of Astrana common stock. While such shares of Astrana common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the accompanying condensed consolidated financial statements. APC’s ownership in Astrana was 11.07% and 11.15% as of September 30, 2026 and December 31, 2025, respectively.

During the nine months ended September 30, 2026, the Company repurchased 153,247 shares of its common stock for $3.9 million, of which 28,500 shares were repurchased from two directors of the Company for $1.1 million and no shares were repurchased from APC. During the nine months ended September 30, 2025, the Company repurchased 33,214 shares of its common stock from two directors of the Company for $1.0 million and 300,000 shares of its common stock from APC for an aggregate purchase price of $10.6 million. As of September 30, 2026 and December 31, 2025, the Company had repurchased 4,591,456 and 4,438,209 shares, respectively, of its common stock. These are included as treasury stock.

As of September 30, 2026 and December 31, 2025, total treasury stock, including the Company’s stock held by APC, was 10,724,258 and 10,571,011, respectively.

Dividends

During the nine months ended September 30, 2026, no distributions were made to APC’s common shareholders. During the nine months ended September 30, 2025, APC distributed 699,896 Astrana shares owned by APC and $5.4 million in cash to its common shareholders. These shares were owned by APC, a consolidated VIE of Astrana, and were carved out from Astrana’s economic interest and performance metrics.

10.
Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with the issuance of restricted stock awards, restricted stock units, and shares under the ESPP within cost of services and general and administrative expenses in the accompanying condensed consolidated statements of income.

During the three months ended September 30, 2026 and 2025, the Company recognized $15.6 million and $7.7 million, respectively, in stock-based compensation expense. During the nine months ended September 30, 2026 and 2025, the Company recognized $37.2 million and $27.2 million, respectively, in stock-based compensation expense.

As of September 30, 2026, unrecognized compensation expense related to total stock-based payments outstanding was $58.3 million.

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

The Company’s affiliated IPAs and state-specific entities such as RKKs in California are required to follow the regulations of the Department of Managed Health Care (“DMHC”). They must comply with solvency requirements such as a minimum working capital requirement, a tangible net equity (“TNE”) requirement, a cash-to-claims ratio, and claims payment requirements prescribed by the DMHC, as well as other non-solvency metrics. TNE is defined as total assets minus total liabilities, reduced by the value of intangible assets and unsecured obligations of officers, directors, owners, or affiliates outside of the normal course of business, plus subordinated obligations.

The Company’s California IPAs and RKKs participating in the Medicaid line of business are subject to an 85% Medical Loss Ratio (“MLR”) requirement, which generally mandates that a minimum percentage of premium revenue be expended on medical care and healthcare quality improvement activities. If an IPA’s or RKK’s MLR falls below the required threshold, the IPA or RKK may be required to remit amounts to one or more contracted health plans in accordance with applicable contractual and regulatory requirements.

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

Standby Letters of Credit and Surety Bonds

The Company and certain of its affiliated IPAs established irrevocable standby letters of credit for a total of $28.2 million and $27.9 million, for the benefit of CMS and certain health plans as of September 30, 2026 and December 31, 2025, respectively. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present or any future expiration date.

The Company currently has several surety bonds as required by CMS and other agencies. The bonds total $57.2 million and $46.6 million, in aggregate, as of September 30, 2026 and December 31, 2025, respectively. The bonds expire on various dates through December 31, 2030.

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

Community Family Care Health Plan, Inc. – Arbitration Proceeding

Prior to the acquisition of Advanced Health Management Systems, L.P. (“AHMS”) in 2024, Community Family Care Health Plan, Inc. (“CFC HP”), now a wholly owned subsidiary of the Company, was engaged in arbitration with a provider associated with CFC HP (the “CFC HP Provider”). Specifically, on or about October 23, 2023, the CFC HP Provider initiated arbitration proceedings by filing a Demand for Arbitration, alleging breach of contract and fraud related to CFC HP’s purported failure to pay for services in accordance with the terms of a hospital services agreement (the “CFC HP Arbitration”). On or about August 8, 2025, the CFC HP Provider filed a First Amended Demand for Arbitration, further alleging that CFC HP never intended to comply with the payment terms of the contract. The action was resolved by settlement and dismissed in February 2026. As of December 31, 2025, per the terms of the settlement agreement, the Company paid $12.0 million toward the settlement. In January 2026, the Company paid the final settlement payment in the amount of $1.0 million, and no amounts remained payable as of September 30, 2026.

Given that the CFC HP Provider had already commenced the CFC HP Arbitration at the time of the acquisition of AHMS, as part of the acquisition, the Company and the sellers of CFC HP entered into a side letter to the purchase agreement that required $14.0 million of the purchase price be placed in an escrow account and used as the sole means for satisfying any claims by the Company related to losses incurred in the CFC HP Arbitration. The Company has sought reimbursement for the loss from the CFC HP Arbitration through a claim to the escrow funds. As of September 30, 2026, no loss recovery was recorded.

Cybersecurity Incident

As previously disclosed in our Current Report on Form 8-K filed with the SEC on September 23, 2026, during the third quarter of 2026, the Company identified a series of social engineering attempts in which individuals, impersonating Company personnel and spoofing the Company’s main corporate telephone number, contacted certain employees in an effort to obtain unauthorized access to the Company’s systems. As a result, certain private and/or confidential information maintained on the Company’s servers was accessed and acquired without authorization (the “Cybersecurity Incident”). The Company’s investigation into the nature and scope of the attempts, including the scope of the data that was accessed, and its remediation efforts, including evaluating any required notifications as a result of the incident, remain ongoing.

The Company was served with multiple putative class action lawsuits in the Los Angeles Superior Court and the United Stated District Court for the Central District of California, alleging claims arising out of the Cybersecurity Incident. The Company continues to evaluate the allegations, assess potential defenses, and determine the appropriate responsive pleadings. As these lawsuits are still in early stages, the Company is unable to accurately predict the ultimate outcome of this incident or estimate a loss or range of loss that the Company may incur in the event of an unfavorable outcome. Accordingly, the Company has not recorded a provision for any estimated losses in respect of the litigation relating to the Cybersecurity Incident as of September 30, 2026.

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

12.
Related-Party Transactions

Equity Method Investments

During the three and nine months ended September 30, 2026, the Company paid $1.3 million and $6.3 million, respectively, to its equity method investees for provider, call center, and credentialing services. During the three and nine months ended September 30, 2025, the Company paid $1.1 million and $4.9 million, respectively, to its equity method investees, for management fee services, provider services, and interest expense. For one of our equity method investments, Third Way Health, Inc., one of Astrana’s officers is also a board member. See Note 5 — “Investments in Other Entities – Equity Method.”

Astrana Board Members and Officers

During the three months ended September 30, 2026 and 2025, the Company recognized approximately $1.5 million and $0.9 million, respectively, of claims expenses with Arroyo Vista Family Health Center. During the nine months ended September 30, 2026 and 2025, the Company recognized approximately $6.3 million and $2.8 million, respectively, of claims expenses from the same party. Arroyo Vista Family Health Center’s chief executive officer is a member of the Company’s board of directors.

During the three months ended September 30, 2026 and 2025, the Company incurred rent expenses of $1.3 million and $1.2 million, respectively, from certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. During the nine months ended September 30, 2026 and 2025, the Company incurred $3.9 million and $3.7 million, respectively, in rent expense from the same properties. As of September 30, 2026 and December 31, 2025, the Company’s operating lease right-of-use asset balance included $21.1 million and $10.1 million, respectively, and the Company’s operating lease liabilities included $21.7 million and $10.7 million, respectively, for certain properties that are managed by Allied Pacific Holdings Investment Management, LLC. Two of the Company’s directors own a portion of Allied Pacific Holdings Investment Management, LLC. One of these directors also serves as its chief executive officer and chief financial officer. A third director of the Company also serves as an officer of Allied Pacific Holdings Investment Management, LLC.

The Company has an agreement with AHMC for services provided to the Company, involving payment for hospital and other inpatient-related services, at rates similar to the Company’s other contracted hospitals. The Company and AHMC also have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under the risk-sharing agreement, during the three months ended September 30, 2026 and 2025, the Company had recognized risk pool revenues of $5.8 million and $5.2 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company had recognized risk pool revenues of $9.7 million and $13.1 million, respectively. As of September 30, 2026 and December 31, 2025, $62.0 million and $40.5 million, respectively, remained in outstanding risk pool receivables. One of the Company’s directors serves as a senior executive of AHMC.

Revenue with AHMC consists of capitation, risk pool, FFS revenue related to patient care services, and miscellaneous revenue. Expenses with AHMC primarily include claims and capitation expenses. The following table sets forth revenue recognized and fees incurred with AHMC for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$9,224	$7,286	$20,331	$18,631
Expenses	(65,735)	(45,874)	(175,575)	(123,873)
Net	$(56,511)	$(38,588)	$(155,244)	$(105,242)

APC Board Members

During the three months ended September 30, 2026 and 2025, the Company paid an aggregate of $5.4 million and $5.3 million, respectively, to APC board members for provider services, which included $1.2 million, respectively, paid to individuals who also serve as Astrana board members and/or officers. During the nine months ended September 30, 2026 and 2025, the Company paid an aggregate of $16.2 million and $14.5 million, respectively, to APC board members for provider services, which included $3.3 million and $2.4 million, respectively, paid to individuals who also serve as Astrana board members and/or officers.

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

The Company’s effective income tax rate for the three months ended September 30, 2026 and 2025 was 37.1% and 81.0%, respectively, and for the nine months ended September 30, 2026 and 2025 was 34.5% and 45.4%, respectively. The effective tax rates for the three and nine months ended September 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to state and local income taxes and nondeductible officer and stock-based compensation, partially offset by income from flow-through entities and federal research and development credits.

As of September 30, 2026, the Company had gross unrecognized tax benefits of $1.2 million that, if recognized, would reduce the annual effective tax rate. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. The Company accrued $0.1 million of interest and penalties as of the nine months ended September 30, 2026. The Company does not anticipate a material change to its unrecognized tax benefits within the next 12 months.

The Company’s U.S. federal income tax returns for the years ended December 31, 2020 through December 31, 2025, and its California income tax returns for the years ended December 31, 2019 through December 31, 2025, remain open to examination, either because of an amended return, the applicable statute of limitations has not expired or because the year is under audit. The Internal Revenue Service is currently examining the Company’s 2024 federal income tax return and reviewing amended federal income tax returns for 2020 and 2021. The California Franchise Tax Board is currently examining the Company’s California income tax returns for 2019 through 2021.

For the nine months ended September 30, 2026, $23.3 million of payments were made for income taxes, net of tax refunds.

14.
Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Astrana by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to Astrana by the weighted average number of common shares outstanding, plus the dilutive effect of unvested restricted stock awards and units, contingently issuable shares, stock options and shares issuable under the ESPP, as calculated under the treasury stock method. The non-controlling interest in APC is allocated its share of Astrana’s income from APC’s ownership of Astrana common stock, and this amount is included in the net income attributable to non-controlling interests in the accompanying condensed consolidated statements of income. Therefore, none of the shares of Astrana held by APC are considered outstanding for the purpose of basic or diluted earnings per share computation. As of September 30, 2026 and 2025, total treasury stock, including the Company’s stock held by APC, was 10,724,258 and 9,937,167, respectively. These are treated as treasury shares for accounting purposes and are not included in the number of shares of common stock outstanding used to calculate earnings per share. See Note 9 — “Mezzanine Deficit and Stockholders’ Equity” for information on the Company’s treasury stock.

The following potentially dilutive outstanding securities were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive or the conditions to issue such shares were not achieved as of September 30, 2026 and 2025, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	113,490	113,490	113,490	117,562
Restricted stock awards and units	72,554	474,786	494,681	565,767
Contingently issuable shares	1,356,784	1,083,539	1,260,423	1,096,617
Total potentially dilutive securities	1,542,828	1,671,815	1,868,594	1,779,946

Below is a summary of the earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per share – basic	$0.26	$0.01	$0.96	$0.34
Earnings per share – diluted	$0.26	$0.01	$0.95	$0.33
Weighted average shares of common stock outstanding – basic	49,230,686	49,217,134	49,070,359	49,005,363
Weighted average shares of common stock outstanding – diluted	49,915,989	49,473,417	49,586,343	49,311,384

Below is a summary of the shares included in the diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average shares of common stock outstanding – basic	49,230,686	49,217,134	49,070,359	49,005,363
Stock options and ESPP shares	—	74,428	13,728	93,824
Restricted stock awards and units	479,453	48,821	333,419	73,045
Contingently issuable shares	205,850	133,034	168,837	139,152
Weighted average shares of common stock outstanding – diluted	49,915,989	49,473,417	49,586,343	49,311,384

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

The following table presents assets that may only be used to settle VIE obligations, to which the creditors of Astrana Health, Inc. have no recourse, and liabilities for which the creditors of the Company’s VIEs have no recourse to the general credit of Astrana Health, Inc. These assets and liabilities of the Company’s VIEs, with the exception of investments in affiliates and amounts due to, or from, affiliates, which are eliminated upon consolidation, are included in the accompanying condensed consolidated balance sheets (in thousands).

	September 30, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$222,047	$202,164
Receivables, net (including amounts from related parties)	228,995	208,929
Other receivables	9,443	8,907
Prepaid expenses and other current assets	11,104	12,946
Loans receivable	623	753
Amount due from affiliates (1)	—	58,265

Total current assets	472,212	491,964

Non-current assets
Property and equipment, net	45,993	41,646
Intangible assets, net	184,884	216,594
Goodwill	546,004	524,751
Income taxes receivable, net of current portion	12,405	12,405
Loans receivable, net of current portion	14	194
Investments in other entities – equity method	17,075	17,069
Investment in affiliates (1)	218,144	152,155
Operating lease right-of-use assets	30,869	26,499
Other assets	5,181	3,692

Total non-current assets	1,060,569	995,005

Total assets	$1,532,781	$1,486,969

Current liabilities
Accounts payable and accrued expenses	$127,056	$108,309
Fiduciary accounts payable	3,694	3,524
Income tax payable	18,526	15,007
Medical liabilities	183,627	198,919
Operating lease liabilities	6,892	5,473
Amount due to affiliates	8,608	—
Other liabilities	5,821	6,505

Total current liabilities	354,224	337,737

	September 30, 2026	December 31, 2025
Non-current liabilities
Deferred tax liability	7,263	7,159
Operating lease liabilities, net of current portion	27,373	24,241
Other long-term liabilities	2,331	6,855

Total non-current liabilities	36,967	38,255

Total liabilities	$391,191	$375,992
(1)
Investment in affiliates includes APC’s investment in Astrana. While such shares of Astrana’s common stock are legally issued to APC and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the accompanying condensed consolidated financial statements. Amounts due to, or from, affiliates are receivables or payables with Astrana’s subsidiaries. As a result, these balances are eliminated upon consolidation and are not reflected on Astrana’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
16.
Operating Leases

The Company has operating leases for corporate and medical offices. These leases have remaining lease terms ranging from 2 months to 19 years. Some lease terms include renewal options to extend the leases for up to 7 years and are included in the lease term when it is reasonably certain that the Company will exercise the options. Some lease terms include options to terminate the leases within one year. These leases consist of fixed or variable payments. Variable lease payments are based on an index or a rate such as the Consumer Price Index.

Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets.

Lease expense for the three months ended September 30, 2026 and 2025 was $3.5 million and $4.7 million, respectively, of which operating lease costs were $3.5 million and $2.6 million, respectively. Lease expense for the nine months ended September 30, 2026 and 2025 was $13.3 million and $11.9 million, respectively, of which operating lease costs were $8.9 million and $6.6 million, respectively. The remaining amounts primarily consisted of short-term lease costs.

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2026 and 2025 was $8.6 million and $6.2 million, respectively.

Other information related to operating leases was as follows:

	September 30,
	2026	2025
Weighted average remaining lease term	5.54 years	6.35 years
Weighted average discount rate	6.35%	6.79%

The following are future minimum lease payments under non-cancellable operating leases for the years ending December 31 (in thousands):

Operating Leases
2026 (excluding the nine months ended September 30, 2026)	$3,565
2027	13,177
2028	12,160
2029	10,585
2030	8,099
Thereafter	14,953

Total future minimum lease payments	62,539
Less: imputed interest	10,535
Total lease liabilities	52,004
Less: current portion	10,612
Long-term lease liabilities	$41,392

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

The following tables present information about the Company’s segments (in thousands):

	Three Months Ended September 30, 2026
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$966,329	$42,802	$14,485	$—		$—	$1,023,616
Intersegment	2,428	48,215	77,516	(128,159)		—	—
Total revenues	968,757	91,017	92,001	(128,159)		—	1,023,616

Cost of services	829,490	69,116	47,915	(46,453)		—	900,068
General and administrative expenses	77,694	22,229	18,425	(81,713)		31,412	68,047
Depreciation and amortization	12,480	1,263	1,226	—		653	15,622
Total expenses	919,664	92,608	67,566	(128,166)		32,065	983,737

Income (loss) from operations	$49,093	$(1,591)	$24,435	$7	(1)	$(32,065)	$39,879
(1)
Income from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.

	Three Months Ended September 30, 2025
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$897,730	$42,762	$15,556	$—		$—	$956,048
Intersegment	—	44,109	71,784	(115,893)		—	—
Total revenues	897,730	86,871	87,340	(115,893)		—	956,048

Cost of services	788,427	72,210	44,067	(45,848)		—	858,856
General and administrative expenses	72,066	14,346	17,756	(69,964)		28,183	62,387
Depreciation and amortization	11,953	1,332	2,115	—		195	15,595
Total expenses	872,446	87,888	63,938	(115,812)		28,378	936,838

Income (loss) from operations	$25,284	$(1,017)	$23,402	$(81)	(1)	$(28,378)	$19,210
(1)
Loss from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.

	Nine Months Ended September 30, 2026
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$2,806,568	$110,713	$43,956	$—		$—	$2,961,237
Intersegment	4,728	140,076	221,390	(366,194)		—	—
Total revenues	2,811,296	250,789	265,346	(366,194)		—	2,961,237

Cost of services	2,420,490	203,583	148,285	(144,435)		—	2,627,923
General and administrative expenses	222,374	51,154	51,844	(221,778)		80,341	183,935
Depreciation and amortization	37,011	3,573	4,235	—		1,832	46,651
Total expenses	2,679,875	258,310	204,364	(366,213)		82,173	2,858,509

Income (loss) from operations	$131,421	$(7,521)	$60,982	$19	(1)	$(82,173)	$102,728
(1)
Income from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.

	Nine Months Ended September 30, 2025
	Care Partners	Care Delivery	Care Enablement	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$2,130,123	$79,465	$21,655	$—		$—	$2,231,243
Intersegment	—	79,187	146,146	(225,333)		—	—
Total revenues	2,130,123	158,652	167,801	(225,333)		—	2,231,243

Cost of services	1,837,361	127,223	101,014	(80,842)		—	1,984,756
General and administrative expenses	151,043	30,961	33,991	(144,425)		85,439	157,009
Depreciation and amortization	22,535	2,448	4,019	—		346	29,348
Total expenses	2,010,939	160,632	139,024	(225,267)		85,785	2,171,113

Income (loss) from operations	$119,184	$(1,980)	$28,777	$(66)	(1)	$(85,785)	$60,130
(1)
Loss from operations for the intersegment elimination represents sublease income between segments. Sublease income is presented within other income, which is not presented in the table.

18.
Fair Value Measurements of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2026 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts (1)	$7,663	$—	$—	$7,663
Other (2)	115	2,102	—	2,217
Total assets	$7,778	$2,102	$—	$9,880

Liabilities
Sun Clinical Laboratories, a California corporation (“Sun Labs”) remaining equity interest purchase	$—	$—	$4,080	$4,080
Community Family Care Medical Group IPA, Inc. (“CFC”) contingent consideration	—	—	1,968	1,968
Collaborative Health Systems, LLC, Golden Triangle Physician Alliance, and Heritage Physician Networks (“CHS”) contingent consideration	—	—	3,223	3,223
Other (3)	—	—	1,360	1,360
Total liabilities	$—	$—	$10,631	$10,631
(1)
Included in cash and cash equivalents.
(2)
Consists of Level 1 marketable securities and a Level 2 interest rate swap.
(3)
Consists of smaller contingent consideration liabilities.

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
(3)
Consists of a small Level 3 contingent consideration liability and a Level 2 interest rate swap.

The change in the fair value of Level 3 liabilities is recognized in other income (loss) or general and administrative expenses in the accompanying condensed consolidated statements of income. As of September 30, 2026, the reconciliation of Level 3 liabilities was as follows (in thousands):

Amount
Balance at January 1, 2026	$21,771
Additions	1,945
Change in fair value of existing Level 3 liabilities	(7,485)
Settlements	(5,600)
Balance at September 30, 2026	$10,631

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

Remaining Equity Interest Purchase

In 2021, the Company entered into a financing obligation to purchase the remaining equity interest in Sun Labs. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $4.1 million and $7.4 million, as of September 30, 2026 and December 31, 2025, respectively. On October 1, 2026, the Company settled its obligation and purchased the remaining 51.0% equity interest in Sun Labs for $4.1 million. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value of the financing obligation are recognized as unrealized gain or loss on investments in the accompanying condensed consolidated statements of income and as change in fair value of financing obligation in the accompanying condensed consolidated statements of cash flows.

Contingent Consideration

CFC

Upon acquiring certain assets of CFC in 2024, the total consideration of the acquisition included contingent consideration, to be settled in cash. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of membership and assigned probabilities to each such scenario in determining fair value. In 2025, the first metric was achieved and paid. In June 2026, the second metric was determined to have been achieved and was paid in the amount of $5.0 million and was no longer outstanding as of September 30, 2026. As of December 31, 2025, the second metric was valued at $4.7 million and was included in other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the third metric was valued at $2.0 million and $2.3 million, respectively, and was included in other liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets. Changes in the CFC contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

CHS

Upon acquiring 100% of the equity interests of CHS in 2024, the total consideration of the acquisition included contingent consideration, to be settled in cash. As a result of and following the acquisition of certain assets associated with clinics in Texas in June 2026, the CHS member enrollment metrics measure was amended to provide for an earnout based on a cumulative measure of profit, over the earnout period from October 5, 2024 to October 5, 2029. The earnout payment will be further determined based on a percentage of membership contributed by the acquisition associated with the acquired clinics and reduced by the cash paid towards the purchase of such acquisition. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and membership and assigned probabilities to each such scenario in determining fair value. As of September 30, 2026, the amended CHS contingent consideration was valued at $3.2 million and included in other long-term liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2025, the CHS 2025 gross profit per total member months metric was not met and the related contingent consideration was not paid, and under the terms of the previous agreement, the CHS member enrollment metrics had been valued at $7.4 million and included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in the CHS contingent consideration are presented in general and administrative expenses in the accompanying condensed consolidated statements of income.

19.
Subsequent Events

In October 2026, the Company acquired 100% of the equity interests of a Georgia-based independent practice association. The purchase consideration included cash payments of $5.0 million and contingent consideration. The Company is currently evaluating the preliminary accounting for the acquisition, including the identification of the acquired assets and assumed liabilities. Accordingly, a reasonable estimate of the related financial statements effects cannot be made at this time.

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

Through our risk-bearing organizations with more than 20,000 contracted physicians, we were responsible for coordinating the care for approximately 1.5 million patients as of September 30, 2026. These covered patients are managed care members whose health coverage is provided either through their employers, directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to deliver high-quality, cost-effective care.

Recent Developments

Acquisition of an Independent Practice Association in Georgia

On October 1, 2026, we acquired 100% of the equity interests of an independent practice association in Georgia for $5.0 million in cash and additional contingent consideration, expanding our abilities to provide high-quality patient care services in Georgia.

Cybersecurity Incident

As previously disclosed in our Current Report on Form 8-K filed with the SEC on September 23, 2026, during the third quarter of 2026, we identified a series of social engineering attempts in which individuals, impersonating our personnel and spoofing our main corporate telephone number, contacted certain employees in an effort to obtain unauthorized access to our systems. As a result, certain private and/or confidential information maintained on our servers was accessed and acquired without authorization (the “Cybersecurity Incident”).

We have taken, and continue to take, steps to contain, investigate, and remediate the Cybersecurity Incident and to enhance the security of our system. Our investigation into the nature and scope of the Cybersecurity Incident, including the data that was accessed or acquired, remains ongoing, as does our evaluation of any modifications that may be required. However, there can be no assurance that these remediation efforts will be successful, that we have identified all information that was accessed or acquired, or that the measures we have implemented or may implement will prevent future cybersecurity incidents.

We expect to continue to incur costs related to the incident, for ongoing fees to cybersecurity experts and other advisors, as well as additional remediation, litigation, and notification-related expenses and costs. At this time, we are unable to estimate the full potential impact of the incident on our business strategy, operations, financial condition, or results of operations, including remediation and response costs, legal, regulatory and notification-related matters, and possible effects on providers, patients, counterparties and our reputation, or the impact on the trading price of our common stock. We maintain cybersecurity insurance that is expected to offset a portion of potential losses and costs from the Cybersecurity Incident. For more information about risks relating to the impact of the Cybersecurity Incident, see Item 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Astrana and its management services organization, Astrana Health Management, Inc., have also been named as defendants in several class action lawsuits related to the Cybersecurity Incident. See the “Cybersecurity Incident” section in Note 11 – “Commitments and Contingencies” to our unaudited condensed consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

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

Results of Operations

Astrana Health, Inc.

Condensed Consolidated Statements of Income (in thousands)

(Unaudited)

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue
Capitation and other revenue, net	$1,023,616	$956,048	$67,568	7%

Operating expenses
Cost of services, excluding depreciation and amortization	900,068	858,856	41,212	5%
General and administrative expenses	68,047	62,387	5,660	9%
Depreciation and amortization	15,622	15,595	27	0%

Total expenses	983,737	936,838	46,899	5%

Income from operations	39,879	19,210	20,669	108%

Other expense
Income from equity method investments	860	1,019	(159)	(16)%
Interest expense	(15,021)	(17,718)	2,697	(15)%
Interest income	4,147	3,522	625	18%
Unrealized gain (loss) on investments	1,126	(807)	1,933	(240)%
Other income	1,231	445	786	177%

Total other expense, net	(7,657)	(13,539)	5,882	(43)%

Income before provision for income taxes	32,222	5,671	26,551	468%

Provision for income taxes	11,953	4,594	7,359	160%

Net income	20,269	1,077	19,192	*

Net income attributable to non-controlling interests	7,317	704	6,613	*

Net income attributable to Astrana Health, Inc.	$12,952	$373	$12,579	*

Adjusted EBITDA	$77,205	$68,482	$8,723	13%

* Percentage change of over 500%

Astrana Health, Inc.

Condensed Consolidated Statements of Income (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue
Capitation and other revenue, net	$2,961,237	$2,231,243	$729,994	33%

Operating expenses
Cost of services, excluding depreciation and amortization	2,627,923	1,984,756	643,167	32%
General and administrative expenses	183,935	157,009	26,926	17%
Depreciation and amortization	46,651	29,348	17,303	59%

Total expenses	2,858,509	2,171,113	687,396	32%

Income from operations	102,728	60,130	42,598	71%

Other expense
Income from equity method investments	3,128	532	2,596	488%
Interest expense	(47,120)	(32,408)	(14,712)	45%
Interest income	13,870	8,170	5,700	70%
Unrealized gain (loss) on investments	6,942	(837)	7,779	*
Other loss	(408)	(3,487)	3,079	(88)%

Total other expense, net	(23,588)	(28,030)	4,442	(16)%

Income before provision for income taxes	79,140	32,100	47,040	147%

Provision for income taxes	27,288	14,586	12,702	87%

Net income	51,852	17,514	34,338	196%

Net income attributable to non-controlling interests	4,725	1,026	3,699	361%

Net income attributable to Astrana Health, Inc.	$47,127	$16,488	$30,639	186%

Adjusted EBITDA	$212,392	$152,970	$59,422	39%

* Percentage change of over 500%

Independent Practice Associations (“IPAs”) and Patients

As of September 30, 2026 and 2025, we managed a total of 29 and 28 IPAs, respectively, including both affiliated and non-affiliated. The total number of patients for whom we managed the delivery of healthcare services was approximately 1.5 million compared to over 1.6 million as of September 30, 2026 and 2025, respectively.

Revenue

Revenue for the three months ended September 30, 2026 was $1,023.6 million, as compared to $956.0 million for the three months ended September 30, 2025, an increase of $67.6 million or 7%. The increase in revenue was primarily attributable to capitation revenue which increased by 9% primarily as a result of enrollees transitioning to full risk through our Restricted Knox-Keene licensed health plans (“RKKs”).

Revenue for the nine months ended September 30, 2026 was $2,961.2 million, as compared to $2,231.2 million for the nine months ended September 30, 2025, an increase of $730.0 million or 33%. We recognized $581.6 million of revenue from the acquisition of certain businesses and assets of Prospect Medical Holdings, Inc. (“Prospect”) in July 2025 for the first six months of 2026. The remaining $148.4 million of growth was driven by an increase in our capitation revenue as a result of enrollees transitioning to full risk through our RKKs.

Cost of Services, Excluding Depreciation and Amortization

Expenses related to cost of services, excluding depreciation and amortization for the three months ended September 30, 2026 were $900.1 million, as compared to $858.9 million for the same period in 2025, an increase of $41.2 million or 5%. The overall increase was primarily due to increased participation in a value-based Medicare FFS model and medical costs associated with both professional and institutional risk of our RKKs.

Expenses related to cost of services, excluding depreciation and amortization for the nine months ended September 30, 2026 were $2,627.9 million, as compared to $1,984.8 million for the same period in 2025, an increase of $643.2 million or 32%. We incurred $488.8 million of expenses from the Prospect acquisition in July 2025 for the first six months of 2026. The remaining increase in expense was furthered by increased participation in a value-based Medicare FFS model and medical costs associated with both professional and institutional risk of our RKKs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 were $68.0 million, as compared to $62.4 million for the same period in 2025, an increase of $5.7 million or 9%. The increase was primarily due to costs to support operational growth.

General and administrative expenses for the nine months ended September 30, 2026 were $183.9 million, as compared to $157.0 million for the same period in 2025, an increase of $26.9 million or 17%. We incurred $29.8 million of expenses from the Prospect acquisition in July 2025 for the first six months of 2026.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2026 were $15.6 million, consistent with the same period in 2025. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses for the nine months ended September 30, 2026 were $46.7 million, as compared to $29.3 million for the same period in 2025, an increase of $17.3 million or 59%. We incurred $18.4 million of depreciation and amortization expenses related to acquired intangible assets from the Prospect acquisition in July 2025 for the first six months of 2026. This amount includes depreciation of property and equipment and amortization of intangible assets.

Income from Equity Method Investments

Income from equity method investments for the three months ended September 30, 2026 was $0.9 million, remaining relatively consistent with $1.0 million for the same period in 2025. This amount includes our portion of the equity method investment’s net earnings and losses.

Income from equity method investments for the nine months ended September 30, 2026 was $3.1 million, as compared to $0.5 million for the same period in 2025, an increase of $2.6 million. This amount includes our portion of the equity method investment’s net earnings and losses. This increase was primarily due to APC’s equity method investment in LaSalle Medical Associates and our non-consolidated VIEs.

Interest Expense

Interest expense for the three months ended September 30, 2026 was $15.0 million, as compared to $17.7 million for the same period in 2025, a decrease of $2.7 million or 15%. The decrease in interest expense was primarily due to a decrease in our outstanding borrowings under the Second Amended and Restated Credit Facility as a result of our $80.0 million repayment during the second quarter of 2026 and a slight decrease in interest rates on our floating-rate debt. Our outstanding borrowings, as of September 30, 2026, decreased to $936.3 million on the Second Amended and Restated Credit Facility from $1,064.2 million borrowed under the facility as of September 30, 2025. The interest rate on the Term Loans and the Revolver Loan was 5.90% as of September 30, 2026, compared to 5.91% as of September 30, 2025.

Interest expense for the nine months ended September 30, 2026 was $47.1 million, as compared to $32.4 million for the same period in 2025, an increase of $14.7 million or 45%. The increase in interest expense was primarily due to the timing of our borrowings under the Second Amended and Restated Credit Facility. We had outstanding borrowings of approximately $408.9 million for the first six months of 2025. On July 1, 2025, we borrowed $707.3 million from the delayed draw term loan credit facility to finance the Prospect acquisition, increasing our outstanding borrowings to $1,064.2 million as of September 30, 2025. Our outstanding borrowings as of September 30, 2026 was $936.3 million under the Second Amended and Restated Credit Facility.

Interest Income

Interest income for the three months ended September 30, 2026 was $4.1 million, as compared to $3.5 million for the same period in 2025, an increase of $0.6 million or 18%. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and loans receivable. The change in interest income was primarily due to higher rates from interest bearing cash accounts.

Interest income for the nine months ended September 30, 2026 was $13.9 million, as compared to $8.2 million for the same period in 2025, an increase of $5.7 million or 70%. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts, and loans receivable. The change in interest income was primarily due to higher rates from interest bearing cash accounts and six months of additional interest income of $1.6 million related to cash accounts from the Prospect acquisition closed July 2025.

Unrealized Gain (Loss) on Investments

Unrealized gain on investments for the three months ended September 30, 2026 was $1.1 million, as compared to a loss of $0.8 million for the same period in 2025, an increase of $1.9 million, primarily due to the change in fair value of our interest rate swap.

Unrealized gain on investments for the nine months ended September 30, 2026 was $6.9 million, as compared to a loss of $0.8 million for the same period in 2025, an increase of $7.8 million primarily due to the change in fair value of our interest rate swap and the change in fair value of our financing obligation.

Other Income (Loss)

Other income for the three months ended September 30, 2026 was $1.2 million, as compared to $0.4 million for the same period in 2025, an increase in other income of $0.8 million.

Other loss for the nine months ended September 30, 2026 was $0.4 million, as compared to other loss of $3.5 million for the same period in 2025, a decrease in other loss of $3.1 million. The decrease in other loss was primarily due to debt issuance costs incurred in connection with the Second Amended and Restated Credit Facility in 2025 and no similar transaction during the nine months ended September 30, 2026.

Provision for Income Taxes

Provision for income taxes was $12.0 million for the three months ended September 30, 2026, as compared to $4.6 million for the same period in 2025, an increase of $7.4 million primarily due to an increase in pre-tax income.

Provision for income taxes was $27.3 million for the nine months ended September 30, 2026, as compared to $14.6 million for the same period in 2025, an increase of $12.7 million primarily due to an increase in pre-tax income.

Net Income

Net income for the three months ended September 30, 2026 was $20.3 million, as compared to $1.1 million for the same period in 2025, an increase of $19.2 million.

Net income for the nine months ended September 30, 2026 was $51.9 million, as compared to $17.5 million for the same period in 2025, an increase of $34.3 million.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests for the three months ended September 30, 2026 was $7.3 million, as compared to $0.7 million for the same period in 2025, an increase of $6.6 million. The increase was primarily driven by income from APC.

Net income attributable to non-controlling interest for the nine months ended September 30, 2026 was $4.7 million, as compared to $1.0 million for the same period in 2025, an increase of $3.7 million. The increase was primarily driven by income from APC.

Net Income Attributable to Astrana Health, Inc.

Our net income attributable to Astrana Health, Inc. for the three months ended September 30, 2026 was $13.0 million, as compared to $0.4 million for the same period in 2025, an increase of $12.6 million.

Our net income attributable to Astrana Health, Inc. for the nine months ended September 30, 2026 was $47.1 million, as compared to $16.5 million for the same period in 2025, an increase of $30.6 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2026 was $77.2 million, as compared to $68.5 million for the same period in 2025, an increase of $8.7 million primarily due to transition of enrollees to full risk.

Adjusted EBITDA for the nine months ended September 30, 2026 was $212.4 million, as compared to $153.0 million for the same period in 2025, an increase of $59.4 million, primarily due to the Prospect acquisition in July 2025 for the first six months of 2026 and transition of enrollees to full risk.

See “Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin” below for additional information.

Segment Financial Performance

We currently have three reportable segments consisting of Care Partners, Care Delivery, and Care Enablement. Segment performance is evaluated based on segment revenue growth and operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses, separate from non-operating factors. See Note 17 — “Segments” to our unaudited condensed consolidated financial statements under Part 1, Item 1 in this Quarterly Report on Form 10-Q for additional information.

The following tables set forth our revenue and operating income (loss) by segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
Segment Revenue	2026	2025	$ Change	% Change
Care Partners	$968,757	$897,730	$71,027	8%
Care Delivery	$91,017	$86,871	$4,146	5%
Care Enablement	$92,001	$87,340	$4,661	5%

	Three Months Ended September 30,
Segment Operating Income (Loss)	2026	2025	$ Change	% Change
Care Partners	$49,093	$25,284	$23,809	94%
Care Delivery	$(1,591)	$(1,017)	$(574)	56%
Care Enablement	$24,435	$23,402	$1,033	4%

	Nine Months Ended September 30,
Segment Revenue	2026	2025	$ Change	% Change
Care Partners	$2,811,296	$2,130,123	$681,173	32%
Care Delivery	$250,789	$158,652	$92,137	58%
Care Enablement	$265,346	$167,801	$97,545	58%

	Nine Months Ended September 30,
Segment Operating Income (Loss)	2026	2025	$ Change	% Change
Care Partners	$131,421	$119,184	$12,237	10%
Care Delivery	$(7,521)	$(1,980)	$(5,541)	280%
Care Enablement	$60,982	$28,777	$32,205	112%

Care Partners Segment

Revenue for the three months ended September 30, 2026 was $968.8 million, as compared to $897.7 million for the three months ended September 30, 2025, an increase of $71.0 million. Operating income for the three months ended September 30, 2026 was $49.1 million, as compared to $25.3 million for the three months ended September 30, 2025, an increase in operating income of $23.8 million. The increase in revenue and operating income was primarily due to members transitioning to full risk through our RKKs.

Revenue for the nine months ended September 30, 2026 was $2,811.3 million, as compared to $2,130.1 million for the nine months ended September 30, 2025, an increase of $681.2 million. Operating income for the nine months ended September 30, 2026 was $131.4 million, as compared to $119.2 million for the nine months ended September 30, 2025, an increase in operating income of $12.2 million. The increase in revenue and operating income was primarily due to recent acquisitions within our Care Partners segment, including $518.9 million in revenue from the Prospect acquisition, and members transitioning to full risk through our RKKs.

Care Delivery Segment

Revenue for the three months ended September 30, 2026 was $91.0 million, as compared to $86.9 million for the three months ended September 30, 2025, an increase of $4.1 million. Operating loss for the three months ended September 30, 2026 was $1.6 million, as compared to $1.0 million for the three months ended September 30, 2025, an increase in operating loss of $0.6 million. The increase in revenue was primarily driven by increased volume in patient visits and continued investments at our primary, multi-specialty, and ancillary Care Delivery entities. The increase in operating loss was driven by increased costs to support the growth of our Care Delivery business.

Revenue for the nine months ended September 30, 2026 was $250.8 million, as compared to $158.7 million for the nine months ended September 30, 2025, an increase of $92.1 million. Operating loss for the nine months ended September 30, 2026 was $7.5 million, as compared to $2.0 million for the nine months ended September 30, 2025, an increase in operating loss of $5.5 million. The increase in revenue was primarily driven by $85.9 million of revenue from the inclusion of Prospect, as well as increased volume in patient visits and continued investments at our primary, multi-specialty, and ancillary Care Delivery entities. The increase in operating loss was driven by increased costs to support the growth of our Care Delivery business.

Care Enablement Segment

Revenue for the three months ended September 30, 2026, was $92.0 million, as compared to $87.3 million for the three months ended September 30, 2025, an increase of $4.7 million. Operating income for the three months ended September 30, 2026 was $24.4 million, as compared to $23.4 million for the three months ended September 30, 2025, an increase of $1.0 million. The increases in revenue and operating income were primarily due to management fees earned from increased Care Partners revenue and increase in managed groups.

Revenue for the nine months ended September 30, 2026 was $265.3 million, as compared to $167.8 million for the nine months ended September 30, 2025, an increase of $97.5 million. Operating income for the nine months ended September 30, 2026 was $61.0 million, as compared to $28.8 million for the nine months ended September 30, 2025, an increase in operating income of $32.2 million. The increases in revenue and operating income were primarily due to the addition of Prospect, which contributed $77.5 million in revenue, and management fees earned from increased Care Partners revenue and increase in managed groups.

As of September 30, 2026 and 2025, the total number of affiliated physician groups we managed was 29 and 28 groups, respectively.

Reconciliation of Net Income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA, as well as the reconciliations to Adjusted EBITDA margin for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026		2025		2026		2025
Net income	$20,269		$1,077		$51,852		$17,514
Interest expense	15,021		17,718		47,120		32,408
Interest income	(4,147)		(3,522)		(13,870)		(8,170)
Provision for income taxes	11,953		4,594		27,288		14,586
Depreciation and amortization	15,622		15,595		46,651		29,348
EBITDA	58,718		35,462		159,041		85,686

Income from equity method investments	(860)		(1,019)		(3,128)		(532)
Other, net	3,784	(1)	26,340	(2)	19,234	(3)	40,597	(4)
Stock-based compensation	15,563		7,699		37,245		27,219
Adjusted EBITDA	$77,205		$68,482		$212,392		$152,970

Total revenue	$1,023,616		$956,048		$2,961,237		$2,231,243

Adjusted EBITDA margin	8%		7%		7%		7%
(1)
Other, net, for the three months ended September 30, 2026 relates to post-acquisition integration costs and a fair value remeasurement of a previously held equity method investment that is now fully acquired, partially offset by non-cash changes to the fair value of our interest rate swap.
(2)
Other, net, for the three months ended September 30, 2025 relates to $13.0 million for a legal matter with a provider associated with CFC Health Plan, Inc. (“CFC HP”), transaction and other costs related to our acquisitions, including $12.7 million related to Prospect, non-cash changes in the fair value of our call option and collar agreement, and severance.
(3)
Other, net, for the nine months ended September 30, 2026 relates to post-acquisition integration costs, an allowance on receivables that the Company plans to recover from the payer, non-routine legal matters, severance, and a fair value remeasurement of a previously held equity method investment that is now fully acquired, partially offset by non-cash changes to the fair value of an equity purchase financing obligation and our interest rate swap.
(4)
Other, net, for the nine months ended September 30, 2025 relates to $13.0 million for a legal matter with a provider associated with CFC HP, transaction and other costs related to our acquisitions, including $23.6 million related to Prospect, debt issuance costs incurred in connection with our Second Amended and Restated Credit Facility, non-cash changes in the fair value of our call option and collar agreement, and severance.

Reconciliation of Net Income to Adjusted Net Income Attributable to Astrana and Adjusted EPS – Diluted

Set forth below are reconciliations of net income to adjusted net income attributable to Astrana as well as the reconciliations to adjusted EPS – diluted for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except for share and per share data)	2026		2025		2026		2025
Net income	$20,269		$1,077		$51,852		$17,514
Income from equity method investments	(860)		(1,019)		(3,128)		(532)
Other, net (1)	3,784		26,340		19,234		40,597
Stock-based compensation	15,563		7,699		37,245		27,219
Amortization of intangible assets attributable to acquisitions	13,779		14,177		41,435		26,619
Tax adjustments	(5,562)	(2)	(10,614)	(3)	(19,052)	(2)	(19,852)	(3)
Adjusted net income attributable to non-controlling interests	(11,747)	(4)	(3,871)	(5)	(16,235)	(4)	(9,902)	(5)
Adjusted net income attributable to Astrana Health, Inc.	$35,226		$33,789		$111,351		$81,663

Weighted average shares of common stock outstanding – diluted	49,915,989		49,473,417		49,586,343		49,311,384

Adjusted earnings per share - diluted	$0.71		$0.68		$2.25		$1.66
(1)
The components of other, net, as set forth in the table above, are described in the footnotes to the table under “Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin”. Please see the footnotes to such table for additional information.
(2)
Tax adjustments for the three and nine months ended September 30, 2026 include the tax effect for, at a 27.4% statutory blended tax rate, the adjustments made to net income of $8.8 million and $25.9 million, respectively, partially offset by 162(m) impact of $3.3 million and $6.7 million, respectively.
(3)
Tax adjustments for the three and nine months ended September 30, 2025 include the tax effect for, at a 27.1% statutory blended tax rate, the adjustments made to net income of $12.8 million and $25.4 million, respectively, partially offset by 162(m) impact of $1.7 million and $5.1 million, respectively.
(4)
Adjusted net income attributable to non-controlling interests (“NCI”) for the three and nine months ended September 30, 2026, includes net income attributable to NCI of $7.3 million and $4.7 million, respectively, as well as adjustments attributable to NCI of $4.4 million and $11.5 million, respectively.
(5)
Adjusted net income attributable to NCI for the three and nine months ended September 30, 2025, includes net income attributable to NCI of $0.7 million and $1.0 million, respectively, as well as adjustments attributable to NCI of $3.2 million and $8.9 million, respectively.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation of net cash provided by operating activities to free cash flow for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$117,077	$117,484
Purchases of property and equipment	(11,711)	(7,042)
Free cash flow	$105,366	$110,442

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

We believe the presentation of these non-GAAP financial measures provides investors with relevant and useful information, as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core or non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of our ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators we use as a basis for evaluating operational performance, allocating resources, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, GAAP financial measures. Other companies may calculate EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income attributable to the Company, adjusted EPS – diluted, and free cash flow differently, limiting the usefulness of these measures for comparative purposes. To the extent this Quarterly Report on Form 10-Q contains historical or future non-GAAP financial measures, we have provided corresponding GAAP financial measures for comparative purposes. The reconciliations between certain GAAP and non-GAAP measures are provided above.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2026 totaled $396.2 million, as compared to $429.5 million at December 31, 2025. Working capital totaled $193.9 million at September 30, 2026, as compared to $248.0 million at December 31, 2025, a decrease of $54.1 million.

We have historically financed our operations primarily through internally generated funds and borrowings on long-term debt. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, FFS reimbursements, and other revenues. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. In February 2025, we entered into the Second Amended and Restated Credit Agreement, which amended and restated that certain amended credit agreement and provides for a five-year revolving credit facility of $300.0 million (the “Revolver Loan”), a five-year term loan of $250.0 million, and a five-year delayed-draw term loan that was drawn for $707.3 million in July 2025, which we primarily used to refinance certain existing indebtedness and to fund the costs associated with the Prospect acquisition (both term loans combined, the “Term Loans”). We had $258.0 million remaining available under the revolving credit facility as of September 30, 2026. In addition, we have a current shelf registration statement filed with the SEC under which we may issue common stock, preferred stock, debt securities, and other securities that may be offered in one or more offerings on terms to be determined at the time of the offering. We believe we have sufficient liquidity to fund our operations through at least the next 12 months and the foreseeable future.

Cash Flow Activities

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$117,077	$117,484	$(407)	(0)%
Net cash used in investing activities	(14,870)	(537,942)	523,072	(97)%
Net cash (used in) provided by financing activities	(135,060)	595,683	(730,743)	(123)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(32,853)	$175,225	$(208,078)	(119)%

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2026 was $117.1 million, as compared to cash provided by operating activities of $117.5 million for the nine months ended September 30, 2025. The decrease in cash provided by operating activities was primarily driven by unfavorable changes in working capital relative to the nine months ended September 30, 2025 offset by higher adjusted net income. The change in working capital for the 2026 period showed an outflow of $18.8 million compared to an inflow of $36.1 million for the same period in 2025. Working capital for 2026 was affected unfavorably by timing of payments received related to our receivables and an increase in cash paid for income taxes, partially offset by timing of claims payments related to our medical liabilities and our payables. For the nine months ended September 30, 2026, net income, exclusive of depreciation and amortization, amortization of debt issuance cost, stock-based compensation, non-cash lease expense, deferred tax, change in fair value of contingent consideration liabilities, change in fair value of financing obligation, and other adjustments to net income was $135.9 million, as compared to $81.4 million for the nine months ended September 30, 2025.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2026, was $14.9 million primarily due to purchases of property and equipment of $11.7 million and payments for acquisitions, net of cash acquired of $6.8 million. Cash used in investing activities during the nine months ended September 30, 2025 was $537.9 million primarily due to payments for acquisitions, net of cash acquired for $548.6 million, and purchases of property and equipment for $7.0 million, partially offset by proceeds from sale of equity method investment for $15.1 million.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2026, was $135.1 million, primarily due to repayments of debt of $115.9 million, tax payments from net share settlement of restricted stock of $5.3 million, purchase of treasury shares of $3.9 million, payment of contingent liabilities of $2.9 million, dividend payments of $1.1 million. Cash provided by financing activities during the nine months ended September 30, 2025 was $595.7 million, primarily due to borrowings on debt of $1,119.3 million, partially offset by repayment of debt of $483.3 million, payment of deferred financing cost of $19.2 million, payment of contingent liabilities of $8.3 million, tax payments from net share settlement of restricted stock of $5.6 million, and dividend payments of $6.3 million.

Credit Facility

The following are the future commitments of our debt for the years ending December 31 (in thousands) below:

Amount
2026 (excluding the nine months ended September 30, 2026)	$11,966
2027	65,814
2028	71,798
2029	89,747
2030	697,019
Total	$936,344

The Revolver Loan and the Term Loans under our Second Amended and Restated Credit Agreement mature on February 26, 2030. See Note 8 — “Credit Facility and Bank Loans” to our unaudited condensed consolidated financial statements under Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities reported in our condensed consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which management uses judgment, assumptions, and estimates in applying these policies is therefore integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that reflect significant judgments and uncertainties, potentially resulting in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying condensed consolidated financial statements in Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” thereto. Please also refer to the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements that are, or have been, reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under the Term Loans and Revolver Loan provided for under our Second Amended and Restated Credit Agreement as of September 30, 2026 were $894.3 million and $42.0 million, respectively. The loans under the Second Amended and Restated Credit Agreement bear interest at an annual rate equal to, at our elected option, the rate for term SOFR published by the CME Group Benchmark Administration Limited two days prior to the first day of the applicable interest period, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio. We have entered into an interest swap agreement to effectively convert our floating-rate debt to a fixed-rate basis, with a termination date of August 31, 2029, provided that the bank has the right to change the swap to a two-year term ending August 31, 2027. The interest swap agreement sets a fixed rate of 3.179% in relation to the SOFR portion of our interest rate for the first $200.0 million of our aggregate debt balance. The principal objective of the swap agreement is to eliminate or reduce the variability of cash flows associated with our floating-rate debt, thereby reducing the impact of interest rate changes on future interest payment cash flows. Based on our current outstanding borrowings as of September 30, 2026, a hypothetical 1% change in our interest rates would increase or decrease our interest expense, on an annual basis, by $7.4 million.

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

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial and Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As previously disclosed in the Form 10-K for the year ended December 31, 2025, management identified a material weakness in internal control over financial reporting associated with the accounting for business combinations. Because this material weakness had not been remediated as of September 30, 2026, management concluded that our disclosure controls and procedures were not effective as of September 30, 2026. Notwithstanding the identified material weakness, our management, including our Chief Executive Officer and our Chief Financial and Operating Officer, believes that the condensed consolidated financial statements fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in this Quarterly Report on Form 10-Q, in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Following the identification of the material weakness described in the Form 10-K for the year ended December 31, 2025, management is continuing to make progress in our design and implementation of remediation activities to address the material weakness, and therefore these remediation activities are not reflected as changes in internal control over financial reporting for the quarter ended September 30, 2026.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. The risks disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows, or results of operations, and thus our stock price. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report other than those set forth below. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

We have in the past, and may in the future, experience cybersecurity incidents. Breaches or compromises of our information security systems or our information technology systems or infrastructure could result in exposure of private and protected health information, disruption of our business, and damage to our reputation, which could harm our business, results of operation, and financial condition.

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

We have experienced cyber incidents in the past and may experience other incidents in the future. For example, as previously disclosed in our Current Report on Form 8-K filed with the SEC on September 23, 2026, during the third quarter of 2026, we identified a series of social engineering attempts in which individuals, impersonating our personnel and spoofing our main corporate telephone number, contacted certain employees in an effort to obtain unauthorized access to our systems. As a result, certain private and/or confidential information maintained on our servers was accessed and acquired without authorization (the “Cybersecurity Incident”). We expect to continue to incur costs related to the incident, for ongoing fees to cybersecurity experts and other advisors, as well as additional remediation, litigation, and notification-related expenses and costs. We have taken, and continue to take, steps to contain, investigate, and remediate the Cybersecurity Incident and enhance the security of our systems. However, there can be no assurance that these remediation efforts will be successful, that we have identified all information that was accessed or acquired, or that the measures we have implemented or may implement will prevent future cybersecurity incidents. While we maintain cybersecurity insurance, we expect that such insurance may not cover all costs related to the Cybersecurity Incident. We continue to face risks relating to this incident, including possible harm to our reputation and customer, provider and patient relationships, and ongoing litigation, as well as regulatory scrutiny. In addition, because our investigation of this incident remains ongoing, we may discover other impacts or new related events that could affect our business, operating results, or financial condition.

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

A security breach, security incident, third-party outage, or privacy violation that leads to unauthorized use, disclosure, access, acquisition, loss, or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient or employee information, including PHI/PII that we or our third-party service providers process, or other confidential information could harm our reputation and business, compel us to comply with breach notification laws, cause us to incur significant costs for investigation, containment, remediation, mitigation, fines, penalties, settlements, notification to individuals, regulators, media, credit bureaus, and other third parties, complimentary credit monitoring, identity theft protection, training, and similar services to participants and/or employees where required by law or otherwise appropriate, for measures intended to repair or replace systems or technology and to prevent future occurrences. In addition, security breaches and incidents, and other compromises or inappropriate access to, or acquisition or processing of, PHI/PII or other sensitive data or information can be difficult to detect, and any delay in identifying such breaches or incidents or in providing timely notification of such incidents may lead to increased harm and increased penalties. Furthermore, the determination of whether a cybersecurity incident is “material” requires judgment and may be subject to regulatory scrutiny. Failure to timely disclose a material cybersecurity incident or to maintain adequate cybersecurity risk management disclosure controls and procedures could result in SEC enforcement actions, shareholder litigation, reputational harm, and other adverse consequences. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2022, Astrana’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $50.0 million of its shares of common stock. In February 2026, the Board of Directors increased the total authorization under the share repurchase program to $100.0 million of its shares of common stock, including the $35.9 million that remained available under the previously announced stock repurchase program. Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. This share repurchase program has no expiration date. The Board may suspend, modify, or discontinue the repurchase program at any time. This repurchase program does not obligate the Company to make additional repurchases at any specific time or in any specific situation. During the three months ended September 30, 2026, no shares were repurchased under the Company’s share repurchase program. As of September 30, 2026, $83.1 million remained available under the repurchase program.

The following table provides information about purchases made by the Company of the Company’s common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2026 to July 31, 2026	3,709	$46.55	—	$83,105
August 1, 2026 to August 31, 2026(2)	31,469	$38.55	—	$83,105
September 1, 2026 to September 30, 2026	31,805	$38.33	—	$83,105
Total	66,983	$38.89	—	$83,105
(1)
Includes 38,483 shares repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock awards held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.
(2)
Includes 28,500 shares of common stock repurchased from two members of the Board of Directors during August 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

ASTRANA HEALTH, INC.

November 6, 2026	By:	/s/ Brandon K. Sim
Brandon K. Sim, M.S. Chief Executive Officer and President (Principal Executive Officer)

November 6, 2026	By:	/s/ Chandan Basho
Chandan Basho, M.B.A. Chief Financial and Operating Officer (Principal Financial Officer)